Form 10-Q
period 2013-07-31
Sport Stix Inc.
filed 2013-09-23
CIK 1561196

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 333-186355

SPORT STIX INC.
(Exact name of registrant as specified in its charter)

Nevada	45-5607881
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18101 Von Karman Avenue, #140-121, Irvine, California 92612
(Address of principal executive offices) (Zip Code)

Voice: (949) 825-7786 Fax: (949) 625-0777
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  8,798,000 common shares and no preferred stock as of July 31, 2013.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

TABLE OF CONTENTS

Page
Financial Statements

Balance Sheets as of July 31, 2013 (unaudited) and October 31, 2012 (audited)	2
Statements of Operations for the three and nine month periods ended July 31, 2013, and the period from June 26, 2012 (Inception) to July 31, 2012 and July 31, 2013 (unaudited)	3
Statement of Shareholders’ Deficit from June 26, 2012 (Inception) to July 31, 2013 (unaudited)	4
Statements of Cash Flows for the nine month period ended July 31, 2013, and the period from June 26, 2012 (Inception) to July 31, 2012 and July 31, 2013 (unaudited)	5
Notes to Financial Statements	6-16

SPORT STIX INC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF JULY 31, 2013 AND OCTOBER 31, 2012

	7/31/13 (unaudited)	10/31/12 (audited)
ASSETS
Cash	4,699	13,455
Employee Advances	311	-
Total Current Assets	5,010	13,455

TOTAL ASSETS	5,010	13,455

LIABILITIES & SHAREHOLDERS' (DEFICIT)
Accounts Payable	2,226	3,686
Convertible Notes Payable – Third Party	16,000	-
Convertible Notes Payable – Related Party	8,250	9,025
Notes Payable – Third Party	9,800	-
Notes Payable – Related Party	3,250	-
Accounts Payable - Related Party	-	525
Accrued Expenses	6,251	11,499
TOTAL LIABILITIES	45,777	24,735

Common stock, $0.001 par value, 74,000,000 authorized, and 8,798,000 issued and outstanding as of July 31, 2013 and October 31, 2012, respectively.	8,798	7,631
Additional paid in capital	2,190,702	1,900,119
(Deficit) accumulated during development stage	(2,240,267)	(1,919,030)
TOTAL SHAREHOLDERS' (DEFICIT)	(40,767)	(11,280)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	5,010	13,455

* Related Party

The accompanying notes are an integral part of these financial statements.

SPORT STIX INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDING JULY 31, 2013, AND FOR THE PERIOD FROM JUNE 26, 2012 (INCEPTION) TO JULY 31, 2012 AND JULY 31, 2013 (UNAUDITED)

	3 Months Ended 7/31/13	9 Months Ended 7/31/13	Inception To 7/31/12	Inception To 7/31/2013
OPERATING EXPENSES
General & administrative expenses	$19,487	$320,516	$1,255,576	$2,239,375
Total Operating Expenses	19,487	320,516	1,255,576	2,239,375

LOSS FROM OPERATIONS	(19,487)	(320,516)	(1,255,576)	(2,239,375)

OTHER INCOME (EXPENSE)
Interest expense	(481)	(721)	-	(892)
Total Other Income (Expense)	(481)	(721)	-	(892)

NET INCOME (LOSS)	$(19,968)	$(321,237)	$(1,255,576)	$(2,240,267)

Weighted average number of common shares outstanding - basic and fully diluted	8,798,000	8,415,344	2,982,057

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.04)	$(0.42)

The accompanying notes are an integral part of these financial statements.

SPORT STIX INC.
(A DEVELOPMENT STAGE COMPANY)
Statement of Shareholders' Deficit
June 26, 2012 (Inception) to July 31, 2013
(Unaudited)

	Common Stock		Additional Paid	Deficit Accumulated During Development
	Shares	Shares	In Capital	Stage	Total
June 26, 2012 (Inception)	-	-		$-	$-
Stock issued for cash	7,631,000	7,631	45,069	-	52,700
Stock based compensation	-	-	1,855,050		1,855,050
Net loss	-	-	-	(1,919,030)	(1,919,030)
Balance, October 31, 2012	7,631,000	7,631	1,900,119	(1,919,030)	(11,280)

Shares issued for cash	1,167,000	1,167	43,583	-	190,892
Stock based compensation	-	-	247,000	-	247,000
Net loss	-	-	-	(321,237)	(321,237)
Balance, July 31, 2013	8,798,000	8,798	2,190,702	(2,240,267)	(40,767)

The accompanying notes are an integral part of these financial statements.

SPORT STIX INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIOD ENDED JULY 31, 2013,
AND FOR THE PERIODS FROM JUNE 26, 2012 (INCEPTION) TO JULY 31, 2012 AND JULY 31, 2013 (UNAUDITED)

	9 Mos. End	Inception to	Inception to
	7/31/13	7/31/12	7/31/13
CASH FLOWS FROM OPERATING ACTIVITIES	(unaudited)	(unaudited)	(unaudited)

Net Loss	$(321,237)	$(1,255,576)	$(2,240,267)

Adjustments to reconcile net loss with cash used in operations:
Stock based compensation expense	247,000	1,245,000	2,102,050

CHANGE IN OPERATING ASSETS AND LIABILITIES

Accrued expenses	(5,773)	10,576	5,726
Accounts payable - related party	(525)	-	-
Employee advances	(311)	-	(311)
Accounts payable	(935)	-	2,751
Net Cash (Used in) Operating Activities	(81,781)	-	(130,051)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	44,750	10,000	97,450
Borrowings from related parties	3,250	-	12,275
Borrowings from third parties	25,800	-	25,800
Repayments to related parties	(775)	-	(775)
Net Cash Provided From Financing Activities	73,025	10,000	134,750

Net Increase (decrease) In Cash and Cash Equivalents	(8,756)	10,000	4,699

Cash at Beginning of Period	13,455	-	-

Cash at End of Period	$4,699	$10,000	$4,699

Supplemental Disclosures
Interest Paid	$-	$-	$-
Taxes Paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SPORT STIX INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 26, 2012 (Inception) to July 31, 2013 and
the Nine Month Periods Ending July 31, 2013
(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Background

Sport Stix Inc. (the “Company”) was incorporated pursuant to the laws of the State of Nevada on June 26, 2012.  The Company intends to commence business operations by manufacturing and distributing a sports beverage.  The Company is a development stage company that has limited operating history and has earned no revenues.   As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operation and cash flows from inception to the current balance sheet date.   An entity remains in the development stage until such a time as among other factors revenues have been realized.  To date the development stage of the Company’s operations consists of developing the business model, marketing concepts and beginning sales efforts.

The Company has established a fiscal year end of October 31.

Basis of Presentation

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

The financial statements present the Balance Sheet, Statements of Operations, Shareholders Deficit and Cash Flows of the Company. These financial statements are presented in United States dollars. The accompanying financial statements have been prepared in accordance with the instructions to Form 10-K. The interim financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading and are of a recurring nature unless otherwise disclosed herein.

Development Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by the FASB. The FASB requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as June 26, 2012. Since inception, the Company has incurred losses of $2,240,267. The Company’s working capital has been primarily generated through the sales of common stock. Management has provided financial data since June 26, 2012, (“Inception”), in the financial statements.  An entity remains in the development stage until such a time as, among other factors, significant revenues have been realized.  To date, the development stage of the Company’s operations consist of developing the business model, marketing concepts and beginning sales efforts.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.  Actual results could differ from those estimates.

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has maintained a negative equity balance since inception (June 26, 2012) through July 31, 2013 of $40,767.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan. There can be no assurance that the Company will be successful in order to continue as a going concern. The Company is funding its initial operations by issuing common shares and debt. As of July 31, 2013, the Company had sold 5,000,000 shares at $0.001 per share to Charles Todd for $5,000 and 1,000,000 shares at $0.001 per share to Hallmark Venture Group Inc. for net funds to the Company of $1,000. The Company has also sold 3,798,000 shares to various individuals and received net funds of $130,198 and services of $2,102,050. We cannot be certain that capital will be available when it is required.

Cash and Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. There were no cash equivalents at July 31, 2013 or October 31, 2012.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, are cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of FDIC insurance limits.

Property and Equipment

The Company does not own any property or equipment.

Income Taxes

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, the Company has recorded a full valuation allowance against its deferred tax assets at July 31, 2013 and October 31, 2012, respectively, where it cannot conclude that it is more likely than not that those assets will be realized.

Revenue Recognition

Sport Stix, Inc.’s business is to sell Sport Drink products.  At the time of delivery of the products an invoice is prepared itemizing the products delivered.  The invoice is entered into our accounting system and is recognized as revenue at that time. Our invoice is paid by the purchaser within 15 days of receipt. As described above, in accordance with the requirements of ASC 605-10-599, the Company recognizes revenue when (1) persuasive evidence of an arrangement exists (contracts); (2) delivery has occurred; (3) the seller’s price is fixed or determinable (per the customer’s contract); and (4) collectability is reasonably assured (based upon our credit policy).

Concentrations

At the present time the company is in the start-up stage and no sales have been made.

Lease Commitments

The Company has signed a lease commitment with a former employee for the term of one year, beginning on October 1, 2012 through September 30, 2013 for office space payable monthly at a rate of $525.   In November, 2012, the Company and the lessor terminated the lease by mutual agreement

Share Based Expenses

The Company accounts for the issuance of equity instruments to acquire goods and/or services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more readily determinable. The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of standards issued by the FASB. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Stock Based Compensation

In December of 2004, the FASB issued a standard which applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. For any unvested portion of previously issued and outstanding awards, compensation expense is required to be recorded based on the previously disclosed methodology and amounts. Prior periods presented are not required to be restated. We adopted the standard as of inception.  The Company has not issued any stock options to its Board of Directors and officers as compensation for their services.  If options are granted, they will be accounted for at a fair value as required by the FASB ASC 718. The Company has issued shares of its stock to its officers based on the fair market value of their services in compliance with this accounting standard. See Management Discussion and Analysis of Financial Condition and Results of Operation.

Net Loss Per Share

The Company adopted the standard issued by the FASB, which requires presentation of basic earnings or loss per share and diluted earnings or loss per share. Basic income (loss) per share (”Basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (”Diluted EPS”) are similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised.  As of July 31, 2013 and October 31, 2012, because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (”FASB”) issued Accounting Standards Update (”ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-
Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, FASB issued Accounting Standards Update (”ASU”) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08 ,Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

 NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (”ASC”) 820 on June 26, 2012. Under this FASB, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and FASB ASC 820-10-50 details the disclosures that are required for items measured at fair value.

The Company has various financial instruments that must be measured under the new fair value standard including: cash and debt. The Company currently does not have non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The fair value of the Company’s cash is based on quoted prices and therefore classified as Level 1.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

Cash, accounts payable, related party payables, accrued expenses and notes payable reported on the balance sheet are estimated by management to approximate fair market value due to their short term nature.

The following table presents liabilities that were measured and recognized at fair value as of July 31, 2013 on a recurring basis:

				Total
				Realized
Description	Level 1	Level 2	Level 3	Loss
Convertible notes payable – Third Parties	$-	$-	$16,000	$-
Convertible notes payable – Related Parties	$-	$-	$8,250	$-
Total	$-	$-	$24,250	$-

The following table presents liabilities that were measured and recognized at fair value as of October 31, 2012 on a recurring basis:

				Total
				Realized
Description	Level 1	Level 2	Level 3	Loss
Convertible notes payable – Related Parties	$-	$-	$9,025	$-
Total	$-	$-	$9,025	$-

NOTE 3  – CAPITAL STOCK

The Company’s authorized capital is 74,000,000 common shares with a par value of $0.001 per share and 100,000 preferred shares with a par value of $0.001 per share.

On June 26, 2012, the Company issued 4,000,000 shares of common stock in the Company to Charles Todd, the Company’s President (a related party), in exchange for $4,000 cash.  The stock is issued in payment to Charles Todd for his services as President of the Company.  He will be involved in the strategic decision making at all levels and manage the day-to-day operations of the Company, including the management of employees, consultants and vendors.  Mr. Todd is also responsible for development of future products for the Company.  Mr. Todd serves without additional compensation until the Company becomes profitable.  The stock that is issued to Charles Todd for these services is earned at the time it is issued and there is no provision for a refund to Sport Stix Inc. if the work is not completed or is unsatisfactory.

On June 26, 2012, the Company issued 1,000,000 shares to Hallmark Venture Group, Inc. in exchange for $1,000 cash.  Hallmark Venture Group, Inc. (a related party) is controlled by the Company’s Secretary, Robert L. Cashman.   The stock is in payment for Hallmark Venture Group, Inc. preparing all documents required to obtain approval from the various regulatory authorities to list the stock on the OTC-BB and to manage the clerical affairs of Sport Stix Inc.   Hallmark Venture Group, Inc. and Robert L. Cashman will serve without additional compensation until the Company becomes profitable.

On July 18, 2012, the Company issued 1,000,000 shares of common stock in the Company, to Todd Worldwide Ministries (a related party), in exchange for $1,000.  Todd Worldwide Ministries is managed by Charles Todd and the sale of stock to Todd Worldwide Ministries is part of the compensation of Charles Todd.

On August 23, 2012, the Company issued 575,000 shares of common stock in the Company, to Douglas Dungee, Assistant Vice President of the Company, (a related party), in exchange for $575 cash.   The shares issued to Mr. Dungee are a payment for his services in developing contracts for the sale and distribution of Sport Stix Inc.’s products, particularly in the area of health food stores, convenient stores and athletic clubs.  Mr. Dungee will serve without additional compensation until the Company becomes profitable.   The stock that is issued to Douglas Dungee for these services is earned at the time it is issued and there is no provision for a refund to Sport Stix Inc. if the work is not completed or is unsatisfactory.

On August 5, 2012 the Company issued 575,000 shares of common stock in the Company, to Darryl Skinner (a related party) for services rendered for the development of the Company and $575 cash.   The shares that are issued to Darryl Skinner are in payment for his services as the Distribution Manager for the Company.  Mr. Skinner will manage where products will be delivered and coordinate with retailers that carry the Sport Stix Inc. products.  He will manage the day-to-day operations of the sales team and warehouse employees.  Mr. Skinner will serve without additional compensation until the Company becomes profitable.  The stock issued to Darryl Skinner for these services is earned at the time it is issued and there is no provision for a refund to Sport Stix Inc. if the work is not completed or is unsatisfactory.

As a result of these related party transactions, $1,780,350 of additional stock based compensation expense was recognized as substantially all other sales of common stock were valued at $0.25 per share as compared to the $0.001 price above, which represents a difference of $0.249 of additional value to the related party investors.

On October 27, 2012 the Company issued 300,000 shares of common stock in the Company, at $0.001 per share, to U.S. Affiliated for $300 cash.  U.S. Affiliated Inc. was retained to assist in organizing the Company and preparing the necessary documents to start the business, including tax resale permits, tax EIN number, business license and various other city and state licenses. The shares were all earned in full at the time they were issued to U.S. Affiliated Inc. and there is no provision for a refund to Sport Stix Inc. if the work is not completed or is unsatisfactory.   As a result of the $0.249 of additional value, when compared to $0.25 of other third party sales to investors, $74,700 of additional stock based compensation expense was recognized to this unrelated party investor.

During the four months ended October 31, 2012, the Company issued 181,000 shares of common stock in the Company to various non-related parties and accredited investors, in exchange for $45,250 cash.

On January 29, 2013, the Company issued 1,000,000 shares of common stock in the company to U.S. Affiliated Inc for $3,000 cash and services to be preformed over the next 12 months.  U.S. Affiliated Inc. agreed to perform significant services for Sport Stix Inc.  These included investor relations services and broker relations services, graphic design for marketing and product packaging, printing, development of a marketing and advertizing program, and working with management to obtain shelf space in retail stores for Sport Stix Inc.   U.S. Affiliated, Inc. has agreed to commit a minimum of 1,000 staff hours to the development of Sport Stix Inc. The Agreement calls for the marketing and graphic arts projects to be completed as soon as possible.  The stock issued to U.S. Affiliated, Inc. for these services is earned at the time it is issued and there is no provision for a refund to Sport Stix Inc. if the work is not completed or is unsatisfactory.  As a result of the $0.247 of additional value, when compared to $0.25 of other third party sales to investors, $247,000 of additional stock based compensation expense was recognized to this unrelated party investor. U.S. Affiliated, Inc. was charged more for their stock because  it was purchased seven months after the other stock based compensations agreements  and Service Stix Inc. was further along in development.

During the six months ended April 30, 2013, the Company issued 127,000 shares of common stock in the Company to various non-related parties and accredited investors, in exchange for $41,750 cash.   Since April 30, 2013, the Company has not issued any additional stock.

From June 26, 2012, through July 31, 2013, no preferred shares have been issued.

From June 26, 2012 through July 31, 2013, the Company has not granted any stock options.

NOTE 4 – CONVERTIBLE & PROMISSORY NOTES

Convertible Notes Payable – Third Party

On March 20, 2013, the Company entered into a $1,000 convertible note with Sharon Honea.  The note pays 2% interest and is due on August 20, 2013.  The note is convertible to Sport Stix Inc.’s common stock at the rate of $0.50 per share.  As of July 31, 2013 and October 31, 2012, accrued interest, associated with the note, was $7 and $0, respectively.

The Company evaluated this related party convertible note for a beneficial conversion feature noting that the conversion price of $0.50 was higher than the sales of stock for cash of $0.25 per share during the period from Inception to July 31, 2013 when the common shares were being sold to private purchasers consistently at this price; therefore, no beneficial conversion feature was created during issuance of this note.

On July 5, 2013, the Company entered into a $15,000 convertible note with Gary Landry.  The note pays 12% interest and is due on December 5, 2013.  The note is convertible to Sport Stix Inc.’s common stock at the rate of $0.50 per share. As of July 31, 2013 and October 31, 2012, accrued interest, associated with the note, was $128 and $0, respectively.

The Company evaluated this related party convertible note for a beneficial conversion feature noting that the conversion price of $0.50 was higher than the sales of stock for cash of $0.25 per share during the period from Inception to July 31, 2013 when the common shares were being sold to private purchasers consistently at this price; therefore, no beneficial conversion feature was created during issuance of this note.

Convertible Notes Payable – Related Party

On August 23, 2012, the Company issued an $8,250 convertible note with Hallmark Venture Group, Inc. (a related party).  The note is due and payable on September 30, 2013 and carries a 6% interest rate.  The note is convertible at the option of the holder into our common stock at a fixed conversion price of $0.25.  As of July 31, 2013 and October 31, 2012, accrued interest, associated with the note, was $527 and $156, respectively.

The Company evaluated this related party convertible note for a beneficial conversion feature noting that the conversion price of $0.25 was exactly the same as the sales of stock for cash of $0.25 per share during the period from Inception to October 31, 2012 when the common shares were being sold to private purchasers consistently at this price; therefore, no beneficial conversion feature was created during issuance of this note.

On August 23, 2012, the Company issued a $775 convertible note with Douglas Dungee (a related party).  The note is due and payable on September 30, 2013 and carries a 6% interest rate.  The note is convertible at the option of the holder into our common stock at a fixed conversion price of $0.25.  As of October 31, 2012, accrued interest, associated with the note, was $15.  This note and the associated accrued interest expense were repaid with cash during the three month period ending January 31, 2013.

The Company evaluated this related party convertible note for a beneficial conversion feature noting that the conversion price of $0.25 was exactly the same as the sales of stock for cash of $0.25 per share during the period from Inception to October 31, 2012 when the common shares were being sold to private purchasers consistently at this price; therefore, no beneficial conversion feature was created during issuance of this note.

Notes Payable – Third Party

On March 25, 2013, the Company issued a $1,100 note with DMG, Inc.  The note is due and payable on September 25, 2013 and carries a 2% interest rate. As of July 31, 2013 and October 31, 2012, accrued interest, associated with the note, was $8 and $0, respectively.

On May 2, 2013, the Company issued a $3,500 note with DMG, Inc.  The note is due and payable on November 2, 2013 and carries a 2% interest rate. As of July 31, 2013 and October 31, 2012, accrued interest, associated with the note, was $17 and $0, respectively.

On May 29, 2013, the Company issued a $3,100 note with DMG, Inc.  The note is due and payable on November 29, 2013 and carries a 2% interest rate. As of July 31, 2013 and October 31, 2012, accrued interest, associated with the note, was $11 and $0, respectively.

On June 5, 2013, the Company issued a $800 note with DMG, Inc.  The note is due and payable on December 5, 2013 and carries a 2% interest rate. As of July 31, 2013 and October 31, 2012, accrued interest, associated with the note, was $2 and $0, respectively.

On June 17, 2013, the Company issued a $1,300 note with DMG, Inc.  The note is due and payable on December 17, 2013 and carries a 2% interest rate. As of July 31, 2013 and October 31, 2012, accrued interest, associated with the note, was $3 and $0, respectively.

Notes Payable – Related Party

On April 2, 2013, the Company issued a $1,900 note with Charles Todd (a related party).  During the three months ended July 31, 2013, an additional $500 was borrowed under this note; totaling $2,400 in borrowings. The note is due and payable on October 2, 2013 and carries a 2% interest rate.  As of July 31, 2013 and October 31, 2012, accrued interest, associated with the note, was $14 and $0, respectively.

On May 24, 2013, the Company entered into an $850 note with Todd Worldwide Ministries, Inc (a related party). The note is due and payable on November 24, 2013, and carries a 2% interest rate. As of July 31, 2013 and October 31, 2012, accrued interest, associated with the note, was $3 and $0, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

Equity Transactions

On June 26, 2012, the Company issued 4,000,000 shares of common stock in the Company to Charles Todd, the Company’s President (a related party), in exchange for $4,000 cash.  The stock is issued in payment to Charles Todd for his services as President of the Company.  He will be involved in strategic decision making at all levels and manage the day-to-day operations of the Company, including the management of employees, consultants and vendors.  Mr. Todd is also responsible for development of future products for the Company.  Mr. Todd serves without additional compensation until the Company becomes profitable.  The stock that is issued to Charles Todd for these services is earned at the time it is issued and there is no provision for a refund to Sport Stix Inc. if the work is not completed or is unsatisfactory.

On June 26, 2012, the Company issued 1,000,000 shares to Hallmark Venture Group, Inc. in exchange for $1,000 cash.  Hallmark Venture Group, Inc. (a related party) is controlled by the Company’s Secretary, Robert L. Cashman.   The stock is in payment for Hallmark Venture Group, Inc. preparing all documents required to obtain approval from the various regulatory authorities to list the stock on the OTC-BB and to manage the clerical affairs of Sport Stix Inc.   Hallmark Venture Group, Inc. and Robert L. Cashman will serve without additional compensation until the Company becomes profitable.

On July 18, 2012, the Company issued 1,000,000 shares of common stock in the Company, to Todd Worldwide Ministries (a related party), in exchange for $1,000.  Todd Worldwide Ministries is managed by Charles Todd and the sale of stock to Todd Worldwide Ministries is part of the compensation of Charles Todd.

On August 23, 2012, the Company issued 575,000 shares of common stock in the Company, to Douglas Dungee, Assistant Vice President of the Company, (a related party), in exchange for $575 cash.   The shares that are issued to Mr. Dungee are a payment for his services in developing contracts for the sale and distribution of Sport Stix Inc.’s products, particularly in the area of health food stores, convenient stores and athletic clubs.  Mr. Dungee will serve without additional compensation until the Company becomes profitable.   The stock that is issued to Douglas Dungee for these services is earned at the time it is issued and there is no provision for a refund to Sport Stix Inc. if the work is not completed or is unsatisfactory.

On August 5, 2012 the Company issued 575,000 shares of common stock in the Company, to Darryl Skinner  (a related party) for services rendered for the development of the Company and $575 cash.   The shares that are issued to Darryl Skinner are a payment for his services as the Distribution Manager for the Company.  Mr. Skinner will manage where products will be delivered and coordinate with retailers that carry the Sport Stix Inc. products.  He will manage the day-to-day operations of the sales team and warehouse employees.  Mr. Skinner will serve without additional compensation until the Company becomes profitable.  The stock issued to Darryl Skinner for these services is earned at the time it is issued and there is no provision for a refund to Sport Stix Inc. if the work is not completed or is unsatisfactory.

As a result of these related party transactions, $1,780,350 of additional stock based compensation expense was recognized as substantially all other sales of common stock were valued at $0.25 per share as compared to the $0.001 price above, which represents a difference of $0.249 of additional value to the related party investors.

Convertible Notes Payable

On August 23, 2012, the Company issued an $8,250 convertible note with Hallmark Venture Group, Inc. (a related party).  The note is due and payable on September 30, 2013 and carries a 6% interest rate.  The note is convertible at the option of the holder into our common stock at a fixed conversion price of $0.25.  As of July 31, 2013 and October 31, 2012, accrued interest, associated with the note, was $527 and $156, respectively.

The Company evaluated this related party convertible note for a beneficial conversion feature noting that the conversion price of $0.25 was exactly the same as the sales of stock for cash of $0.25 per share during the period from Inception to October 31, 2012 when the common shares were being sold to private purchasers consistently at this price; therefore, no beneficial conversion feature was created during issuance of this note.

On August 23, 2012, the Company issued a $775 convertible note with Douglas Dungee (a related party).  The note is due and payable on September 30, 2013 and carries a 6% interest rate.  The note is convertible at the option of the holder into our common stock at a fixed conversion price of $0.25.  As of October 31, 2012, accrued interest, associated with the note, was $15.  This note and the associated accrued interest expense were repaid with cash during the three month period ending January 31, 2013.

The Company evaluated this related party convertible note for a beneficial conversion feature noting that the conversion price of $0.25 was exactly the same as the sales of stock for cash of $0.25 per share during the period from Inception to October 31, 2012 when the common shares were being sold to private purchasers consistently at this price; therefore, no beneficial conversion feature was created during issuance of this note.

Notes Payable

On April 2, 2013, the Company issued a $1,900 note with Charles Todd (a related party).  During the three months ended July 31, 2013, an additional $500 was borrowed under this note; totaling $2,400 in borrowings. The note is due and payable on October 2, 2013 and carries a 2% interest rate.  As of July 31, 2013 and October 31, 2012, accrued interest, associated with the note, was $14 and $0, respectively.

On May 24, 2013, the Company entered into an $850 note with Todd Worldwide Ministries, Inc (a related party). The note is due and payable on November 24, 2013, and carries a 2% interest rate. As of July 31, 2013 and October 31, 2012, accrued interest, associated with the note, was $3 and $0, respectively.

Lease Agreement

The Company has signed a lease commitment with an employee for the term of one year, beginning on October 1, 2012 through September 30, 2013 for office space payable monthly at a rate of $525; as of November, 2012, the lease was terminated by mutual agreement between the parties and continues on a month-to-month basis. The amount of rent payable on the lease was $5,530 as of July 31, 2013.

NOTE 6 – INCOME TAXES

The Company accounts for income taxes under standards issued by the FASB. Under those standards, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.   A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be realized through future operations.

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $202,197 as of July 31, 2013, that will be offset against future taxable income.  The available net operating loss carry forwards of approximately $202,197 will expire in various years through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

The components of these differences are as follows:

	Inception to 7/31/13	Inception to 10/31/12
Net tax loss carry-forwards	$202,197	63,980
Statutory rate	34%	34%
Expected tax recovery	68,747	21,753
Change in valuation allowance	(68,747)	(21,753)
Income tax provision	$-	-

Components of deferred tax asset:
Non capital tax loss carry forwards	$68,747	21,753
Less: valuation allowance	(68,747)	(21,753)
Net deferred tax asset	$-	-

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Litigation

We are not a party to or otherwise involved in any legal proceedings.

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions.  The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.  However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

Operating Lease

The Company has signed a lease commitment with an employee for the term of one year, beginning on October 1, 2012 through September 30, 2013 for office space payable monthly at a rate of $525; as of November, 2012, the lease was terminated by mutual agreement between the parties and continues on a month-to-month basis. The amount of rent payable on the lease was $5,530 as of July 31, 2013.

NOTE 8 - SUBSEQUENT EVENTS

There were no additional subsequent events through the date that the financial statements were issued.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Our Company

Sport Stix Inc. was incorporated under the laws of the state of Nevada on June 26, 2012.  Since that time we have been involved in setting up our business and acquiring suppliers for our products.   Sport Stix has been developed by the Company’s founder, Charles Todd, over the last 10 years.  It is designed to assist athletes in maintaining the proper amounts of fluids to avoid dehydration.   Sport Stix is a concentrated powder when mixed with water, makes a light and refreshing drink mix containing a large quantity of electrolytes.

Our Strategy

Sport Stix Inc. plans to focus sales efforts in the sporting world.   Mr. Charles Todd is well known in the sporting world and has arranged for his daughter Parris Todd, a professional tennis player playing in the national circuit with the Orange County Breakers World Tennis Team to assist in the sales promotion of the products.

Capital Resources and Financial Condition

Sport Stix Inc has filed a registration statement form S-1 with the Securities and Exchange Commission to sell two million shares of its common stock for $0.50 per share for a total of  one million dollars.  The registration became effective on August 15, 2013.  The company is in discussions with a licensed broker dealer to sell the stock. If the company is successful in making an agreement with a broker dealer to sell the stock the company will file a post effective amendment to the registration statement disclosing the agreement. If the company is not successful in reaching an agreement with a broker dealer thecompany management will sell the stock to raise the necessary funds
As of July 31, 2013, we had assets of $5,010 including current assets of $5,010.  We have third party and related party notes of $37,300, accounts payable of $2,226, and accrued expenses of $6,251.  To date we have sold 8,798,000 shares of our common stock for a total of $97,450 in cash received and 1,855,050 in stock based compensation expensed.  According to our written agreement, Hallmark Venture Group, Inc. is prepared to advance us additional funds as needed. Hallmark Venture Group, Inc. is a major shareholder and affiliate of Sport Stix Inc.  There is no firm payback date. We believe our ability to achieve commercial success and continued growth will be dependent upon our continued access to capital either through additional sale of our equity or cash generated from operations.  We will seek to obtain additional working capital through the sale of our securities. We will attempt to obtain additional capital through bank lines of credit; however, we have no agreements or understandings with third parties at this time.   During the organization of the Company, the Company entered into agreements to sell stock to key personnel in exchange for their services in developing the Company.   Fair market value was based on the cost of acquiring the services in the free market.

The Company issued 4,000,000 shares of common stock in the Company to Charles Todd, the Company’s President (a related party), in exchange for $4,000 cash.  The stock is issued in payment to Charles Todd for his services as President of the Company.  He will be involved in decision making and strategy at all levels and manage the day-to-day operations of the Company, including the management of employees, consultants and vendors.  Mr. Todd is also responsible for development of future products for the Company.  Mr. Todd serves without additional compensation until the Company becomes profitable.  The stock that is issued to Charles Todd for these services is earned at the time it is issued and there is no provision for a refund to Sport Stix Inc. if the work is not completed or is unsatisfactory.

The Company issued 1,000,000 shares of common stock in the Company, to Todd Worldwide Ministries (a related party) in exchange for $1,000. Todd World Ministries is managed by Charles Todd. The sale of stock to Todd Worldwide Ministries is part of the compensation of Charles Todd.

The Company issued 1,000,000 shares to Hallmark Venture Group, Inc. in exchange for $1,000 cash.  Hallmark Venture Group, Inc. (a related party) is controlled by the Company’s Secretary, Robert L. Cashman.   The stock is in payment for Hallmark Venture Group, Inc. preparing all documents required to obtain approval from the various regulatory authorities to list the stock on the OTC-BB and to manage the clerical affairs of Sport Stix Inc.   Hallmark Venture Group, Inc. and Robert L. Cashman will serve without additional compensation until the Company becomes profitable.

The Company issued 575,000 shares to Douglas Dungee, Assistant Vice President of the Company, (a related party), in exchange for $575 cash.   The shares issued to Mr. Dungee are a payment for his services in developing contracts for the sale and distribution of Sport Stix Inc.’s products, particularly in the area of health food stores, convenient stores and athletic clubs.  Mr. Dungee will serve without additional compensation until the Company becomes profitable.   The stock that is issued to Douglas Dungee for these services is earned at the time it is issued and there is no provision for a refund to Sport Stix Inc. if the work is not completed or is unsatisfactory.

The Company issued 575,000 shares of common stock in the Company to Darryl Skinner (a related Party) for services rendered for the development of the Company and $575 cash.   The shares that are issued to Darryl Skinner are a payment for his services as the Distribution Manager for the Company.  Mr. Skinner will manage where products will be delivered and coordinate with retailers that carry the Sport Stix Inc. products.  He will manage the day-to-day operations of the sales team and warehouse employees.  Mr. Skinner will serve without additional compensation until the Company becomes profitable.  The stock issued to Darryl Skinner for these services is earned at the time it is issued and there is no provision for a refund to Sport Stix Inc. if the work is not completed or is unsatisfactory.

As a result of these related party transactions, $1,780,350 of additional stock based compensation expense was recognized as substantially all other sales of common stock were valued at $0.25 per share as compared to the $0.001 price above, which represents a difference of $0.249 of additional value to the related party investors.

The Company issued 300,000 shares of common stock in the Company, at $0.001 per share, to U.S. Affiliated for $300 cash.  U.S. Affiliated Inc. was retained to assist in organizing the company and preparing the necessary documents to start the business including tax resale permits, tax EIN number, business  license, and various other city and state licenses.   The shares were all earned in full at the time they were issued to U.S. Affiliated, Inc. and there is no provision for a refund to Sport Stix Inc. if the work is not completed or is unsatisfactory.   As a result of the $0.249 of additional value, when compared to $0.25 of other third party sales to investors, $74,700 of additional stock based compensation expense was recognized to this unrelated party investor.

On January 29, 2013, the Company issued 1,000,000 shares of common stock in the company to U.S. Affiliated, Inc for $3,000 cash and services to be performed over the next 12 months.  U.S. Affiliated, Inc. agreed to perform significant services for Sport Stix Inc.  These included investor relations services and broker relations services, graphic design for marketing and product packaging, printing, development of a marketing and advertising program, and working with management to obtain shelf space in retail stores  for Sport Stix Inc.   U.S. Affiliated, Inc. has agreed to commit a minimum of 1,000 staff hours to the development of Sport Stix Inc. The Agreement calls for the marketing and graphic arts projects to be completed as soon as possible.  The stock issued to U.S. Affiliated, Inc. for these services is earned at the time it is issued and there is no provision for a refund to Sport Stix Inc. if the work is not completed or is unsatisfactory.  As a result of the $0.247 of additional value, when compared to $0.25 of other third party sales to investors, $247,000 of additional stock based compensation expense was recognized to this unrelated party investor. U.S. Affiliated, Inc., was charged more for their stock because it was purchased  seven months after the other stock based compensation agreements and the Company was further along in its development.

Stock Based Compensation: Sport Stix Inc., has been successful in purchasing services for stock. In the period ended October 31, 2012 stock valued at $ 1,855,150 was paid to the founders of the company for their past and future work on developing the company. The amount paid was determined by estimating the time required to complete the agreed services. And the cost of the services in the market place.  In the period ended January 31, 2013 Sport Stix Inc paid stock valued at $247,000 to an unrelated party for specific work that was being performed at that time.

Results of Operations
To date, Sport Stix Inc. has not sold any products. The company has been concentrating on locating and qualifying manufacturers, suppliers and packaging companies.   Sport Stix Inc. has produced small quantities of the product and given them away at sports events to sample the product’s acceptance.  Sport Stix Inc. has field tested the products and several sports events where it was well received. At a recent professional tennis match, 50 people were selected at random and given written questionnaires and asked to taste the Sport Stix product and the MIOFIT product.  The results were nearly unanimous that the sample group preferred the Sport Stix product.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended January 31, 2013, 1,167,000 shares of common stock were sold for proceeds totaling $44,750  The company relied on  the  4(2)  exemption from registration. .  No additional securities have been sold during the period from February 1, 2013 through July 31, 2013.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	The following exhibits are filed with this report.

31.1  Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.

31.2  Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.

32.l  Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2  Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101   Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Service Team Inc.

Date September 23, 2013	By:	/s/ Charles Todd
Charles Todd
Chief Executive Officer and President Principal Executive Officer

Date September 23, 2013	By:	/s/ Robert L. Cashman
Robert L. Cashman
Chief Financial Officer Principal Financial and Accounting Officer