Form 10-K
period 2013-10-31
Sport Stix Inc.
filed 2014-01-29
CIK 1561196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
___________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2013

Commission file number: 333-178210

SPORT STIX INC.
(Exact name of registrant as specified in its charter)

Nevada	45-5607881
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18101 Von Karman Avenue, #140-121, Irvine, California	92612
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 949-825-7786 FAX: 949-625-0777

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of April 30, 2013 was approximately $0.   The stock is not listed on any exchange.   As of January 31, 2014, there were 1,669,500 shares of the registrant’s common stock, par value $0.001 per share, outstanding held by 33 shareholders.

Table of Contents

PART I

PART II

PART III

PART IV

ITEM 15.	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES	24

SIGNATURES	25

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this annual report contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are contained principally in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.   As used herein, “we,” “us,” “our” and the “Company” refers to Sport Stix Inc. and no subsidiaries.

The forward-looking statements herein represent our expectations, beliefs, plans, intentions or strategies concerning future events, including, but not limited to: our future financial performance; the continuation of historical trends; the sufficiency of our cash balances for future needs; our future operations; our sales and revenue levels and gross margins, costs and expenses; the relative cost of our operation as compared to our competitors; new product introduction, entry and expansion into new markets and utilization of new sales channels and sales agents; improvements in, and the relative quality of, our technologies and the ability of our competitors to copy such technologies; our competitive technological advantages over our competitors; brand image, customer loyalty and expanding our client base; the sufficiency of our resources in funding our operations; and our liquidity and capital needs.

Our forward-looking statements are based on our current expectations and beliefs concerning future developments, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass.  Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements.

Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I

ITEM 1. BUSINESS – OVERVIEW OF OUR COMPANY

DESCRIPTION OF BUSINESS

Sport Stix Inc. was incorporated under the laws of the state of Nevada on June 26, 2012.  Since that time we have been involved in setting up our business and interviewing suppliers for our products. Sports Stix Inc. has not been involved in a bankruptcy, receivership or similar proceeding. There have been no mergers or purchase or sale of a significant amount of assets.

Sport Stix Inc. plans to contract with Conduit Flavoring Company  to manufacture  Sport Stix, a concentrated powder when mixed with water, makes a light and refreshing drink mix containing a large quantity of electrolytes.  Sport Stix Inc. plans to have the drink made in three fruit based flavors.  Sport Stix has been developed by the Company’s founder, Charles Todd, over the last 10 years.  Mr. Todd has spent in excess of $200,000 on professional consultants, chemists, beverage consultants and branding and packing experts to develop the products.  He has conducted field tests at athletic events with more than 500 persons sampling the product to determine the product’s acceptance.  He has conducted more than a dozen tests within the last 10 years.  Five of these tests were within the last two years.  Mr. Todd has accepted stock in the Company as consideration for his past expenditures and does not expect any other reimbursement.  Sport Stix is designed to assist athletes in maintaining the proper amounts of fluids to avoid dehydration.  The Company plans to begin operations 30 to 45 days after completion of its public offering. The key assumptions to achieving a significant market share in Southern California and to reach break-even cash flow are raising the appropriate capital to secure agreements with the manufacturers, executing agreements with distributors and retail outlets and market acceptance of our product.

Our Strategy

Sport Stix Inc. plans to focus sales efforts in the sporting world.   Mr. Charles Todd is well known in the sporting world and has arranged for his daughter Parris Todd, a professional tennis player playing in the national circuit with the Orange County Breakers World Tennis Team to assist in the sales promotion of the products.

Main Components of the Sport Stix Product/ Manufacturing Process of the Dry Powder Drink Mix

The complete electrolyte drink mix is manufactured   by Conduit Flavor Company, Inc.  They purchase the raw materials from American International Chemical, Inc. Conduit Flavor Company, Inc. then blends all of the dry powder ingredients per the formulation to make the Sport Stix dry powder drink mix.  The entire product list of ingredients is; Potassium, sodium, magnesium, calcium, sucralose, flavoring and coloring.  The main component which is the electrolyte minerals has the following quantities per serving; sodium 75mg, potassium 175mg, calcium 25mg and magnesium 25mg.

The dry powder drink mix is packed into 55 gallon drums that are shipped from Conduit Flavor Company, Inc. to the co-packer Assemblies Unlimited, Inc.

Hoss, Inc. is the supplier and manufactures all of the packaging materials for the Sport Stix product.  This includes the stick film, pouches, carriers and pallet trays.  Sample runs have been done of the stick pack, pouches, carriers and pallet trays to complete all needed packing materials for the shippable pallet to distributors.    Hoss, Inc. ships all packaging materials directly to Assemblies Unlimited, Inc. who is the co-packer for Sport Stix, Inc.

Assemblies Unlimited, Inc. has the stick filling equipment to then take the dry power drink mix and pack it into the stick packs, which is then placed in the pouches.  The pouches are then placed in the carriers that are stacked on the pallet trays.  The completed pallet is then shrink wrapped and stored at Assemblies Unlimited, Inc. warehousing facilities before being shipped to distributors or retail stores.

Contracts with Suppliers/Vendors

Sliding scale proposals for multiple volumes of product have been completed by all of the vendors necessary to manufacture the Sport Stix product.  Contracted sample runs have also been completed at least five times over the last two years with all of the vendors for the Sport Stix product to go through the entire manufacturing process and assure an approved quality finished product.  Sport Stix Inc. has received written proposals from all of the above suppliers, but we do not have executed agreements at this time.  As soon as we have proper funding we will finalize the agreements.

Proposed Timeline to have Break-Even Cash Flow

We estimate that it will take approximately $1,725,000 in annual revenue for the Company to have break-even cash flow and approximately $6,500,000 in revenue to have significant market share in the Southern California market and a profitable operation.   To achieve this significant market share in Southern California market by the end of the second year of operations the Company will need capital in the amount of approximately $4,935,000 to secure agreements with its manufactures.

We estimate that if we secure agreements for the product to be sold to four different retailers with 336  retail outlets in Southern California this will allow us to achieve profitable operations and significant market share in Southern California by the end of the second year of operations.   These numbers would be achieved if the retail outlets purchase approximately 111 pallets each month with each pallet containing 1,152 units.

Description of an Electrolyte

An electrolyte is a liquid substance which acts as a medium to conduct electricity.   Electrolytes contain ions which are atoms that have either a positive or negative electric charge. All humans and higher forms of life cannot exist without electrolytes.  The important electrolytes in our bodies are made up of sodium, potassium, chloride, calcium, magnesium, bicarbonate, phosphate and sulfate.  These electrolytes also regulate nerve and muscle function, the body's hydration, blood pH, blood pressure and also assist in the rebuilding of damaged tissue.

Muscles and other tissues of the body are activated by electrolyte activity.  A muscle contraction needs cell membranes to carry electrical impulses across themselves and to other cells.  Without electrolytes muscles will not work in the body which includes the heart!   The most common health issues associated with electrolyte imbalances is dehydration during warm or excessive exercise.  The first indications of dehydration observed are typically cramps which sometimes are followed by heat exhaustion and heat stroke. The body loses heat through increased sweating and excessive sweating leads to dehydration reducing the volume of blood in turn causing the heart to pump harder around the body which can lead to a heart attack.

Distribution

Sport Six Inc. has had no sales of its product to date.  Sports Stix Inc. plans to initially distribute its products using wholesale distribution of food products. Sport Stix Inc. is in discussions with several different kinds of distributers.  Sport Stix Inc. is offering its products to distributors that specialize in mini markets such as 7-11 stores, and different distributors that specialize in big box stores such as Costco.  There are also distributors that specialize in distributing to grocery store chains.  All of these distributors have indicated an interest in distributing our product.  We expect to conclude distribution agreements with several distributors in 90 to 120 days after the funding is completed.

The Company intends to focus its marketing on the amateur and professional athletes at all levels.  The United States market for electrolyte drinks with no calories, sugar or carbohydrates in the amateur and professional athletic field is estimated to be $571.8 million per year by Global Information Inc. a soft drink trade journal.  This projection is also supported in BEVNET Industry News, an industry newsletter.  The annual sales of Gatorade is reported to be $383,000,000 for the year 2012, an increase of 570% over 2011.  The second largest company in the field is Powerade Zero which reported sales of  $188 million in 2012, an increase of 58% over 2011.   Sport Stix Inc. projects that it will be able to capture a small portion   of this market.  Sport Stix Inc. will concentrate its sales efforts in the Southern California area; however, many of the distributors that have expressed an interest in the product distribute in much larger areas.  As funding becomes available we will expand our base of distribution.  At this time we have no firm agreements with any distributors.

Government Regulation

There are a large number of both state and federal regulations that apply to the products of Sport Stix Inc.  The California Department of Health has not in the past regulated most sports drinks; however, there are pending regulations that would require Sport Stix, Inc. to submit formulas and recommended usages for its products. The pending regulations address primarily caffeinated beverages.  Sport Stix Inc.’s products do not contain caffeine.  Based on the current drafts of  the proposed regulations, Sports Stix, Inc.’s products comply with the proposed regulations.  The final regulations could vary from the proposed draft of the regulations.  We have no assurance what the new requirement will be; or, what steps Sport Stix Inc. would be required to take to comply.    The California Department of Health has wide ranging authority over the sale of food and beverages.    The Federal Food and Drug Administration will closely police the sale of Sport Stix Inc.’s products.  At the present time there are no federal regulations that would directly affect Sport Stix, Inc.  The manufacturer of our product and their product liability insurance carrier  will also research the regulations to be sure we are in compliance.

Employees

Sport Stix Inc. has no full time employees at this time. The President Charles Todd works full time without compensation.

Competition

There are a number of other products concentrating on the amateur and professional sports market. Many of them have an established market share and have greater resources than Sport Stix Inc.  The leader in the industry at the present time according to BEVNET Industry Newsletter is Gatorade.  The management of Sport Stix Inc. feels that the absence of calories, sugar and carbohydrates will be a major advantage to Sport Stix in securing its position in the market.  At the present time there are several  other sports drinks on the market that have  no calories, sugar or carbohydrates.  Drinks such as Poweraide Zero and MIOFIT are actively developing their market share.    These companies distribute their product in bottles.  Sport Stix Inc. distributes its product in a small plastic pouch containing a dry powder that is mixed with water.

Description of Property

Sport Stix Inc. occupies a very small office at 18101 Von Kerman Avenue #140-121, Irvine, California. This office is provided by the Sport Stix Inc. president Charles Todd.  Most of the business operations are carried on at an office in the home of Charles Todd.   Office equipment is provided by Charles Todd without any charge to Sport Stix, Inc.

Capital Resources and Financial Condition

Sport Stix Inc has filed a registration statement form S-1 with the Securities and Exchange Commission to sell two million shares of its common stock for $0.50 per share for a total of one million dollars.  The registration became effective on August 15, 2013.  The company is in discussions with a licensed broker dealer to sell the stock. If the company is successful in making an agreement with a broker dealer to sell the stock the company will file a post effective amendment to the registration statement disclosing the agreement. If the company is not successful in reaching an agreement with a broker dealer the company management will sell the stock to raise the necessary funds.  On October 31, 2013, we had assets of $895 including current assets of $895.  We have third party and related party notes of $48,700, accounts payable of $7,028, accrued interest of $1,409 and accrued expenses of $7,105.  To date we have sold 8,799,000 shares of our common stock for a total of $97,451 in cash received and $2,102,050 in stock based compensation expensed.  According to our written agreement, Hallmark Venture Group, Inc. is prepared to advance us additional funds as needed. Hallmark Venture Group, Inc. is a major shareholder and affiliate of Sport Stix Inc.  There is no firm payback date. We believe our ability to achieve commercial success and continued growth will be dependent upon our continued access to capital either through additional sale of our equity or cash generated from operations.  We will seek to obtain additional working capital through the sale of our securities. We will attempt to obtain additional capital through bank lines of credit; however, we have no agreements or understandings with third parties at this time.   During the organization of the Company, the Company entered into agreements to sell stock to key personnel in exchange for their services in developing the Company.   Fair market value was based on the cost of acquiring the services in the free market.

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

The Company issued 575,000 shares to Douglas Dungee, Assistant Vice President of the Company, (a related party), in exchange for $575 cash.   The shares issued to Mr. Dungee are a payment for his services in developing contracts for the sale and distribution of Sport Stix Inc.’s products, particularly in the area of health food stores, convenience stores and athletic clubs.  Mr. Dungee will serve without additional compensation until the Company becomes profitable.   The stock that is issued to Douglas Dungee for these services is earned at the time it is issued and there is no provision for a refund to Sport Stix Inc. if the work is not completed or is unsatisfactory.

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

Stock Based Compensation

Sport Stix Inc., has been successful in purchasing services for stock. In the period ended October 31, 2012 stock valued at $1,855,150 was paid to the founders of the company for their past and future work on developing the company. The amount paid was determined by estimating the time required to complete the agreed services and the cost of the services in the market place.  During the fiscal year ended October 31, 2013 Sport Stix Inc. paid stock valued at $247,000 to an unrelated party for specific work that was being performed at that time.

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

ITEM 1A. RISK FACTORS

Sport Stix Inc. is a new start-up company with no operating history.  Operations to date have been primarily getting set up to do business.  There is no history of profitable operations.  Sport Stix Inc. does not have adequate capital to develop its business plan.  It must raise additional capital in the public market by selling its securities. Our securities are not traded on any market or securities exchange.
An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this prospectus before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. This prospectus also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this prospectus.

We will require additional capital in order to achieve commercial success and, if necessary, to finance future losses from operations as we endeavor to build revenue.

We do not have any commitments to obtain such capital and we cannot assure you that we will be able to obtain adequate capital as and when required. The sports beverage business is a highly developed market with very large companies competing for their market share.  The sports beverage business is labor and capital intensive and the level of sales obtainable is directly linked and limited by the amount of available capital.  We have cash resources of $584 on hand at this time.  We believe that our ability to achieve commercial success and our continued growth will be dependent on our access to capital either through the additional sale of our equity or debt securities, bank lines of credit, projected financing or cash generated from our operations. We have projected that if we raise five hundred thousand dollars, or 50% of this offering over the next six months, we will achieve break-even cash flow and profitable operations. If we raise the full one million, or 100% of the offering over the next 12 months, we will be able to develop a significant market share in Southern California. We would consider a significant market share sales of three million dollars per year.  Based on our estimated budgeting and forecasting we expect the company to reach a break-even cash flow at the end of the second year of operation and achieve a substantial market share in the Southern California market. We will seek to obtain additional working capital through the sale of our securities to expand our marketing area.  However, we have no agreements or understandings with any third parties at this time for our receipt of additional working capital.  Consequently, there can be no assurance that we will be able to obtain continued access to capital as and when needed or, if so, that the terms of any available financing will be subject to commercially, reasonable terms

We do not have significant operating history and, as a result, there is a limited amount of information about us on which to make an investment decision.

We have a limited history of operations and we may not be successful in our efforts to grow our business and to earn revenues.  Our business and prospectus must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of operation.  As a result, management may be unable to adjust its spending in a timely manner to compensate for any unexpected revenue shortfall.  This inability could cause net losses in a given period to be greater than expected.  An investment in our securities represents significant risk and you may lose all or part of your entire investment.

Our executive officers have no experience in formulating or limited experience in marketing nutritional supplements or electrolyte based sports drinks.

Our president, Charles Todd, has been involved in similar fields involving nutrition but has not been directly involved in the formulation or marketing of sports drinks or electrolyte based sports drinks.  Our corporate secretary, Robert L. Cashman, has no experience in marketing nutritional supplements or electrolyte based sports drinks.

We have limited management and staff and will be dependent for the foreseeable future upon consultants.

At the present time, we have two employees, including our executive officer.   We intend to use the services of independent consultants and contractors to perform various professional services including data processing, legal, accounting and tax services.   We believe that by limiting our management and employees we may be better able to control costs and retain flexibility in developing our company.  Our dependence on third party consultants, data processing, legal and accounting personnel creates a number of risks including, but not limited to, (a) the possibility that such third parties may not be available to us when needed and (b) the risk that we may not be able to properly control the timing and quality of work conducted with respect to our projects.

We are dependent on commercial packaging and compounding companies to manufacture our products.

Sport Stix Inc. plans to have independent third parties manufacture, package, and print our products.  There are a number of companies in the business of supplying the necessary manufacturing and printing of our products.  The management of Sport Stix Inc. has been in discussion with several of these companies who are interested in being our supplier.  At the present time, Sport Stix Inc. has not entered into a contract for a specific supplier. Sport Stix Inc. will be dependent on a continuous relationship with suppliers to be successful.

Our industry is highly competitive which may adversely affect our performance including our ability to acquire customers.

We work in a highly competitive environment. There are many similar products available in the market place.  Some of the products are produced by companies that have financial and other resources substantially greater than ours.

Our products and operations will be subject to various federal, state and local regulations that will materially affect our operations.

Matters regulated will include regulations of the food and drug regulators, permits for premises, consumer protection regulations, labor regulations, and disposal regulations.    While we believe we will be able to substantially comply with all of the applicable laws and regulations, the requirements of such laws and regulations are frequently changed.  We cannot predict the ultimate cost of compliance with these requirements or their affect on actual operations.

If we lose our key personnel, our business and prospects may be adversely affected since we rely on certain key personnel to manage our business.

Sport Stix Inc., in order to successfully implement its growth plans, is dependent upon its current Board of Directors, which includes Charles Todd and Robert L. Cashman.   The loss of Charles Todd and/or Robert L. Cashman could have a material adverse effect upon Sport Stix Inc.’s business prospects.    Sport Stix Inc. will depend heavily on its management team to effectively implement the services it offers. There can be no assurance that if a change in management occurs, that management will be able to successfully achieve the goals established herein by Sport Stix Inc.

Our expenses may exceed our expectations.

From our inception (June 26, 2012) to October 31, 2013, we incurred losses of $2,262,848. This loss resulted primarily from the organization of the Company and stock based compensation.  If our revenue growth is slower than we anticipate or our operating expenses may exceed our expectations it may take an unforeseen period of time to achieve or sustain profitability or we may never achieve or sustain profitability.

Sport Stix Inc. could issue additional stock which could reduce the value of your investment.

The holders of common stock do not have any subscription, redemption or conversion rights, nor do they have any preemptive or other rights to acquire or subscribe for additional, unissued or treasury shares. Accordingly, if Sport Stix Inc.  were to elect to sell additional shares of common stock, or securities convertible into or exercisable to purchase shares of common stock following this Offering, persons acquiring common stock in this Offering would have no right to purchase additional shares and, as a result, their percentage equity interest in Sport Stix, Inc. would be diluted. See Description of Securities.

Securities and Exchange Commission rules concerning sales of low-priced securities may hinder re-sales of our common stock.

The Securities might be subject to the low-priced security or so-called penny stock rules that impose additional sales practice requirements on broker-dealers who sell such securities. For any transaction involving a penny stock the rules require, among other things, the delivery, prior to the transaction, of a disclosure schedule required by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally monthly statements must be sent disclosing recent price information for the penny stocks held in the customer’s account. In the event the Securities are characterized as a penny stock, the market liquidity for the Securities could be severely affected. In such an event, the regulations relating to penny stocks could limit the ability of broker-dealers to sell the Securities and, thus, the ability of purchasers in this offering to sell their Securities in the secondary market.

Our securities are not traded on any market or securities exchange and there is no assurance that they will be trading on a securities market after this Offering.

Our common stock is not traded on any market or securities exchange.  Common stock being registered in this Registration Statement may be sold by the Company at a fixed price of $0.50 per share.    We know of no market makers for our common stock. The offering price may not reflect the market price of our shares after the offering.  After this Registration Statement has become effective,   the Company plans to have a broker-dealer file an Application with the Financial Industry Regulatory Authority (FINRA) for the stock to be quoted on the OTC Bulletin Board; however, we have no assurances that our Application will be accepted by FINRA.  The Application to FINRA must be made by a licensed security broker-dealer in good standing with FINRA.  The Application to FINRA must include a statement by the broker-dealer stating that they have investigated the company and the personnel behind the company and recommend the company for listing.  The Application includes the steps that they have taken to assure that the applicants are in good standing.  These steps include credit reports, criminal investigation reports and any other information that they can obtain.  The Application must also include the legal opinion that the company is properly organized and is in compliance with all relevant corporate and securities laws.   If FINRA approves the Application we will then apply to the Depository Trust Company to have our stock entered into the computerized trading system of security broker-dealers.  The Depository Trust Company reviews the broker-dealer’s Application to FINRA and if it finds everything in order, may approve the Application to have the stock entered into the computerized trading system.  At the conclusion of these steps a securities broker-dealer can then apply to FINRA to quote our stock for sale.   FINRA will review all of the prior Applications and if they conclude that the starting price of the stock is a reasonable value and the principals of the company have not been involved in stock manipulation schemes, they will usually allow the stock to be quoted in the market.

Investors must contact a broker-dealer to trade our securities. As a result, you may not be able to buy or sell our securities at the times that you may wish.

Even if we are accepted for quotation on the OTC Bulletin Board, the Over-the-Counter Market Regulators may not permit our investors to sell securities when and in the manner that they wish. Because there are no automated systems for negotiating trades on the Over-the-Counter Market.  In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. Therefore, when investors place market orders to buy or sell a specific number of shares at the current market price it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and its execution.

Our stock price may be volatile and you may not be able to sell your shares for more than what you paid.

As a small public company our stock price may be subject to significant volatility and you may not be able to sell shares of common stock at or above the price you paid for them. The trading price of our common stock may be subject to wide fluctuations in the market.   The market price of our common stock could fluctuate in the future in response to various factors including, but not limited to: quarterly variations in operating results; our ability to control costs and improve cash flow; announcements of technological innovations or new products by us or our competitors; changes in investor perceptions; and new products or produce enhancements by us or our competitors. The stock market in general has experienced volatility which may further affect our stock price. As such, you may not be able to resell your shares of common stock at or above the price you paid for them.

State Securities Laws may limit secondary trading, which may restrict the states in which you can sell the shares offered by this Prospectus.

If you purchase shares of our Common Stock sold pursuant to this Offering, you may not be able to resell the shares in a certain state unless and until the shares of our Common Stock are qualified for secondary trading under the applicable securities laws of such state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in such state.  There can be no assurance that we will be successful in registering or qualifying our Common stock for secondary trading, or identifying an available exemption for secondary trading in our Common Stock in every state.

If we fail to register or qualify for an exemption for secondary trading of, our Common Stock in any particular state, the shares of Common Stock could not be offered or sold to, or purchased by, a resident of that state.  In the event that a significant number of states refuse to permit secondary trading in our Common Stock, the marker for the Common Stock will be limited which could drive down the market price of our Common Stock and reduce the liquidity of the shares of our Common Stock and a stockholder’s ability to resell shares of our Common Stock at all or at current market prices, which could increase a stockholder’s risk of losing some or all of their investment.

We do not intend to pay dividends in the foreseeable future.   Any investment gains will have to come by appreciation in the stock price rather than dividends.

Sport Stix Inc. has paid no dividends to its stockholders and does not plan to pay dividends on its common stock in the foreseeable future. Sport Stix Inc. currently intends to retain any earnings to finance future growth. Investors may receive investment gains through appreciation of value of the stock in the public market.

ITEM 1B. UNRESOLVED STAFF COMMENTS

This section is not required of a Smaller Reporting Company.

ITEM 2.  PROPERTIES

Description of Property: Sport Stix Inc. occupies a very small office at 18101 Von Kerman Avenue #140-121, Irvine, California. This office is provided by the Sport Stix Inc. president Charles Todd.  Most of the business operations are carried on at an office in the home of Charles Todd.   Office equipment is provided by Charles Todd without any charge to Sport Stix, Inc.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Sport Stix Inc.’s stock is not traded on any exchange or quoted on any over the counter market.  We do not have an assigned trading symbol.

Trades in our common stock may be subject to Rule 15g-9 under the Exchange Act, which imposes requirements on broker-dealers who sell securities subject to the rule to persons other than established customers and accredited investors.  For transactions covered by the rule, broker-dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction before the sale.

Our shares are subject to rules applicable to “penny stock” which pertain to any equity security with a market price less than $5.00 per share or an exercise price of less than $5.00 per share.  Penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in our shares.

Dividend Policy

We have not paid or declared any cash dividends on our common stock in the past and do not foresee doing so in the foreseeable future.  We intend to retain any future earnings for the operation and expansion of our business.  Any decision as to future payment of dividends will depend on the available earnings, the capital requirements of our Company, our general financial condition and other factors deemed pertinent by our Board of Directors.

Sales of Unregistered Securities

To date we have sold 8,799,000 shares of our common stock for a total of $97,451 in cash received and $2,102,050 in stock based compensation.

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

Stock Based Compensation

Sport Stix Inc., has been successful in purchasing services for stock. In the period ended October 31, 2012 stock valued at $1,855,150 was paid to the founders of the company for their past and future work on developing the company. The amount paid was determined by estimating the time required to complete the agreed services. And the cost of the services in the market place.  In the period ended October 31, 2013 Sport Stix Inc paid stock valued at $247,000 to an unrelated party for specific work that was being performed at that time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.  SELECTED FINANCIAL DATA.

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

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

Liquidity and Capital Resources

As of October 31, 2013, we had assets of $895 including current assets of $895.   We have convertible notes payable of $24,250, notes payable of 24,450, accrued expenses of $7,105, accrued interest of $1,409, and accounts payable of $7,028.  There is no firm date which these are to be paid. It is to be repaid when we have funds available.  We have raised $97,451 from the sale of our common stock during the period from June 26, 2012 (Inception) to October 31, 2013.  We believe our ability to achieve commercial success and continued growth will be dependent upon our continued access to capital either through additional sale of our equity or cash generated from operations. We will seek to obtain additional working capital through the sale of our securities. We will attempt to obtain additional capital through bank lines of credit; however, we have no agreements or understandings with third parties at this time.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements for the fiscal year ended October 31, 2013, and financial statements for the periods from June 26, 2012 (Inception) to October 31, 2013 and October 31, 2012, are attached hereto.

TABLE OF CONTENTS

Page
Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of October 31, 2013 and October 31, 2012	F-3
Statements of Operations for the fiscal year ended October 31, 2013, and the periods from June 26, 2012 (Inception) to October 31, 2013 and October 31, 2012	F-4
Statement of Shareholders’ Deficit from June 26, 2012 (Inception) to October 31, 2013	F-5
Statements of Cash Flows for the fiscal year ended October 31, 2013, and the periods from June 26, 2012 (Inception) to October 31, 2013 and October 31, 2012	F-6
Notes to the Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sport Stix Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Sport Stix Inc. (a development stage company) as of October 31, 2013 and 2012, and the related statements of operations, changes in shareholders' deficit, and cash flows for the fiscal year ended October 31, 2013 and the periods from June 26, 2012 (Inception) to October 31, 2013 and October 31, 2012.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sport Stix Inc. as of October 31, 2013 and 2012, and the results of its operations, changes in shareholders' deficit and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred continued losses, ongoing negative cash flows from operations, has a net working capital deficiency, and an accumulated deficit, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
January 29, 2014

SPORT STIX INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF OCTOBER 31, 2013 AND OCTOBER 31, 2012

	10/31/13	10/31/12
ASSETS
Cash	$584	$13,455
Employee Advances	311	-
Total Current Assets	895	13,455

TOTAL ASSETS	$895	$13,455

LIABILITIES & SHAREHOLDERS' (DEFICIT)
Accounts Payable	$7,028	$3,686
Note Payable – Related Party	24,450	-
Convertible Note Payable	16,000	-
Convertible Note Payable – Related Party	8,250	9,025
Accrued Interest	1,409	171
Accrued Expenses	7,105	11,853
TOTAL LIABILITIES	64,242	24,735

Common stock, $0.001 par value, 74,000,000 authorized, 8,799,000 and 7,631,000 issued and outstanding as of October 31, 2013 and October 31, 2012, respectively.	8,799	7,631
Additional paid in capital	2,190,702	1,900,119
Deficit accumulated during development stage	(2,262,848)	(1,919,030)
TOTAL SHAREHOLDERS' (DEFICIT)	(63,347)	(11,280)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$895	$13,455

The accompanying notes are an integral part of these financial statements.

SPORT STIX INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2013
AND FOR THE PERIODS FROM JUNE 26, 2012 (INCEPTION) TO OCTOBER 31, 2013 AND OCTOBER 31, 2012

		Inception to	Inception to
	10/31/13	10/31/12	10/31/13

OPERATING EXPENSES
General & administrative expenses	$(342,409)	$(1,918,859)	$(2,261,268)
Total Operating Expenses	(342,409)	(1,918,859)	(2,261,268)

LOSS FROM OPERATIONS	(342,409)	(1,918,859)	(2,261,268)

OTHER EXPENSE
Interest expense	(1,409)	(171)	(1,580)
Total Other Expense	(1,409)	(171)	(1,580)

NET LOSS	$(343,818)	$(1,919,030)	$(2,262,848)

Weighted average number of common shares outstanding - basic and fully diluted	8,533,479	5,934,213

Net loss per share - basic and fully diluted	$(0.04)	$(0.32)

The accompanying notes are an integral part of these financial statements.

SPORT STIX INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF SHAREHOLDERS’ DEFICIT
JUNE 26, 2012 (INCEPTION) TO OCTOBER 31, 2013

	Common Stock		Additional Paid	Deficit Accumulated During Development
	Shares	Shares	In Capital	Stage	Total
June 26, 2012 (Inception)	-	$-	$-	$-	$-
Stock issued for cash	7,631,000	7,631	45,069	-	52,700
Stock based compensation	-	-	1,855,050	-	1,855,050
Net loss	-	-	-	(1,919,030)	(1,919,030)
Balance, October 31, 2012	7,631,000	$7,631	$1,900,119	$(1,919,030)	$(11,280)

Stock issued for cash	1,168,000	1,168	43,583	-	44,751
Stock based compensation	-	-	247,000	-	247,000
Net loss	-	-	-	(343,818)	(343,818)
Balance, October 31, 2013	8,799,000	$8,799	$2,190,702	$(2,262,848)	$(63,347)

The accompanying notes are an integral part of these financial statements.

SPORT STIX INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2013,
AND FOR THE PERIODS FROM JUNE 26, 2012 (INCEPTION) TO OCTOBER 31, 2013 AND OCTOBER 31, 2012

		Inception to	Inception to
	10/31/13	10/31/12	10/31/13
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(343,818)	$(1,919,030)	$(2,262,848)

Adjustments to reconcile net loss with cash used in operations:
Stock based compensation expense	247,000	1,855,050	2,102,050

CHANGE IN OPERATING ASSETS AND LIABILITIES

Accrued expenses	(4,748)	11,853	7,105
Accrued interest	1,238	171	1,409
Employee advances	(311)	-	(311)
Accounts payable	3,342	3,686	7,028
Net Cash (Used in) Operating Activities	(97,297)	(48,270)	(145,567)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	44,751	52,700	97,451
Borrowings from related parties	24,450	9,025	33,475
Borrowings from third parties	16,000	-	16,000
Repayments to related parties	(775)	-	(775)
Net Cash Provided From Financing Activities	84,426	61,725	146,151

Net Increase (decrease) In Cash and Cash Equivalents	(12,871)	13,455	584

Cash at Beginning of Period	13,455	-	-

Cash at End of Period	$584	$13,455	$584

Supplemental Disclosures
Interest Paid	$-	$-	$-
Taxes Paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SPORT STIX INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2013 AND 2012, RESPECTIVELY

NOTE 1 – ORGANIZATION

Organization

Sport Stix Inc. (the “Company”) was incorporated pursuant to the laws of the State of Nevada on June 26, 2012.  The Company intends to commence business operations by manufacturing and distributing a sports beverage. The Company is considered a development stage company. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative Statements of Operation and Cash Flows from inception to the current Balance Sheet date.  An entity remains in the development stage until such a time as among other factors revenues have been realized.  To date, the development stage of the Company’s operations consist of developing the business model, marketing concepts and beginning sales efforts.

The Company has established a fiscal year end of October 31.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

The financial statements present the Balance Sheet, Statements of Operations, Shareholders’ Deficit and Cash Flows of the Company. These financial statements are presented in United States dollars. The accompanying financial statements have been prepared in accordance with the instructions to Form 10-K. These financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading and are of a recurring nature unless otherwise disclosed herein.

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

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has maintained a negative equity balance since inception (June 26, 2012) through October 31, 2013 of $63,347.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan. There can be no assurance that the Company will be successful in order to continue as a going concern.

The Company is funding its initial operations by issuing common shares and debt. As of October 31, 2013, the Company had sold 5,000,000 shares at $0.001 per share to Charles Todd for $5,000 and 1,000,000 shares at $0.001 per share to Hallmark Venture Group Inc. for net funds to the Company of $1,000. The Company has also sold 2,799,000 shares to various individuals and received net funds of $91,451 and services of $2,102,050. We cannot be certain that capital will be available when it is required.

Cash and Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. There were no cash equivalents at October 31, 2013 or October 31, 2012.

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

Fair Value of Financial Instruments

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820 on June 26, 2012. Under this FASB, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and FASB ASC 820-10-50 details the disclosures that are required for items measured at fair value.

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

Cash, accounts payable, accrued expenses, accrued interest and notes payable reported on the balance sheet are estimated by management to approximate fair market value due to their short term nature.

The following table presents assets that were measured and recognized at fair value as of October 31, 2013 on a recurring basis:

				Total
				Realized
Description	Level 1	Level 2	Level 3	Loss
Convertible Notes Payable	$-	$-	$16,000	$-
Convertible Notes Payable – Related Party	$-	$-	$8,250	$-
Totals	$-	$-	$24,250	$-

The following table presents assets that were measured and recognized at fair value as of October 31, 2012 on a recurring basis:

				Total
				Realized
Description	Level 1	Level 2	Level 3	Loss
Convertible Notes Payable – Related Party	$-	$-	$9,025	$-
Totals	$-	$-	$9,025	$-

Income Taxes

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, the Company has recorded a full valuation allowance against its deferred tax assets at October 30, 2013 and October 31, 2012, respectively, where it cannot conclude that it is more likely than not that those assets will be realized.

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

Lease Commitments

The Company has signed a lease commitment with a former employee for the term of one year, beginning on October 1, 2012 through September 30, 2013 for office space payable monthly at a rate of $525.  The lease is now continued on a month-to-month basis.

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

Development Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by the FASB. The FASB requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as June 26, 2012. Since inception, the Company has incurred losses of $2,262,848. The Company’s working capital has been primarily generated through the sales of common stock. Management has provided financial data since June 26, 2012, (Inception), in the financial statements.  An entity remains in the development stage until such a time as, among other factors, significant revenues have been realized.  To date, the development stage of the Company’s operations consist of developing the business model, marketing concepts and beginning sales efforts.

Net Loss Per Share

The Company adopted the standard issued by the FASB, which requires presentation of basic earnings or loss per share and diluted earnings or loss per share. Basic income (loss) per share (Basic EPS) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (Diluted EPS) are similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. As of October 31, 2013 and October 31, 2012, because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carryforwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

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

In October 2012, FASB issued Accounting Standards Update (“ASU”) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08,Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

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

During the fiscal year ended October 31, 2013, the Company issued 168,000 shares of common stock in the Company to various non-related parties and accredited investors, in exchange for $41,751 cash.

From June 26, 2012, through October 31, 2013, no preferred shares have been issued.

From June 26, 2012 through October 31, 2013, the Company has not granted any stock options.

Our initial private placement sales were for $0.25 per share.  The Company determined this price arbitrarily.  These shares cannot currently be publicly resold, and the Company at that time of sale only had a Business Plan.  The Company justifies publicly offering the shares at $0.50 per share because once the greater funding is available, the Company will begin to execute its manufacturing and distribution plans, thus, increasing value.  Additionally, the higher offering price is justified as the shares will have been registered and able to be quoted and sold on the OTC Bulletin Board.

NOTE 4 – RELATED PARTY TRANSACTIONS

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

Convertible Notes Payable

On August 23, 2012, the Company issued an $8,250 convertible note with Hallmark Venture Group, Inc. (a related party).  The note is due and payable on September 30, 2014 and carries a 6% interest rate.  The note is convertible at the option of the holder into our common stock at a fixed conversion price of $0.25.  As of October 31, 2013 and October 31, 2012, accrued interest, associated with the note, was $651 and $156, respectively.

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

Notes Payable

On March 25, 2013, the Company issued a promissory note of $1,100 with Charles Todd (a related party).  The note is due and payable on October 2, 2014 and carries a 2% interest rate.  As of October 31, 2013, accrued interest, associated with the note, was $13.

On May 2, 2013, the Company issued a promissory note of $3,500 with Charles Todd (a related party).  The note is due and payable on October 2, 2014 and carries a 2% interest rate.  As of October 31, 2013, accrued interest, associated with the note, was $35.

On May 29, 2013, the Company issued a promissory note of $3,100 with Charles Todd (a related party).  The note is due and payable on October 2, 2014 and carries a 2% interest rate.  As of October 31, 2013, accrued interest, associated with the note, was $26.

On June 5, 2013, the Company issued a promissory note of $800 with Charles Todd (a related party).  The note is due and payable on October 2, 2014 and carries a 2% interest rate.  As of October 31, 2013, accrued interest, associated with the note, was $6.

On June 17, 2013, the Company issued a promissory note of $500 with Charles Todd (a related party).  The note is due and payable on October 2, 2014 and carries a 2% interest rate.  As of October 31, 2013, accrued interest, associated with the note, was $4.

On August 27, 2013, the Company issued a promissory note of $1,000 with Charles Todd (a related party).  The note is due and payable on October 2, 2014 and carries a 2% interest rate.  As of October 31, 2013, accrued interest, associated with the note, was $4.

On October 2, 2013, the Company issued a promissory note of $2,000 with Charles Todd (a related party).  The note is due and payable on December 2, 2013 and carries a 2% interest rate.  As of October 31, 2013, accrued interest, associated with the note, was $3.

On October 15, 2013, the Company issued a promissory note of $1,000 with Charles Todd (a related party).  The note is due and payable on October 2, 2014 and carries a 2% interest rate.  As of October 31, 2013, accrued interest, associated with the note, was $1.

On May 24, 2013, the Company issued a promissory note of $3,550 with Charles Todd (a related party).  The note is due and payable on November 24, 2013 and carries a 2% interest rate.  As of October 31, 2013, accrued interest, associated with the note, was $21.

On April 2, 2013, the Company issued a promissory note of $7,900 with Charles Todd (a related party).  The note is due and payable on October 2, 2014 and carries a 2% interest rate.  As of October 31, 2013, accrued interest, associated with the note, was $53.

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Convertible Notes Payable – Related Party

On August 23, 2012, the Company issued an $8,250 convertible note with Hallmark Venture Group, Inc. (a related party).  The note is due and payable on September 30, 2014 and carries a 6% interest rate.  The note is convertible at the option of the holder into our common stock at a fixed conversion price of $0.25.  As of October 31, 2013 and October 31, 2012, accrued interest, associated with the note, was $651 and $156, respectively.

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

Convertible Notes Payable – Third Party

On March 20, 2013, the Company issued a $1,000 convertible note with an unrelated investor.  The note is due and payable on August 20, 2014 and carries a 2% interest rate.  The note is convertible at the option of the holder into our common stock at a fixed conversion price of $0.50.  As of October 31, 2013, accrued interest, associated with the note, was $12.

The Company evaluated this convertible note for a beneficial conversion feature noting that the conversion price of $0.50 was higher than the sales of stock for cash of $0.25 per share during the period from Inception to October 31, 2013 when the common shares were being sold to private purchasers consistently at this price; therefore, no beneficial conversion feature was created during issuance of this note.

On July 5, 2013, the Company issued a $15,000 convertible note with an unrelated investor.  The note is due and payable on December 5, 2013 and carries a 12% interest rate.  The note is convertible at the option of the holder into our common stock at a fixed conversion price of $0.50.  As of October 31, 2013, accrued interest, associated with the note, was $578.

The Company evaluated this convertible note for a beneficial conversion feature noting that the conversion price of $0.50 was higher than the sales of stock for cash of $0.25 per share during the period from Inception to October 31, 2013 when the common shares were being sold to private purchasers consistently at this price; therefore, no beneficial conversion feature was created during issuance of this note.

Notes Payable – Related Party

On March 25, 2013, the Company issued a promissory note of $1,100 with Charles Todd (a related party).  The note is due and payable on October 2, 2014 and carries a 2% interest rate.  As of October 31, 2013, accrued interest, associated with the note, was $13.

On May 2, 2013, the Company issued a promissory note of $3,500 with Charles Todd (a related party).  The note is due and payable on October 2, 2014 and carries a 2% interest rate.  As of October 31, 2013, accrued interest, associated with the note, was $35.

On May 29, 2013, the Company issued a promissory note of $3,100 with Charles Todd (a related party).  The note is due and payable on October 2, 2014 and carries a 2% interest rate.  As of October 31, 2013, accrued interest, associated with the note, was $26.

On June 5, 2013, the Company issued a promissory note of $800 with Charles Todd (a related party).  The note is due and payable on October 2, 2014 and carries a 2% interest rate.  As of October 31, 2013, accrued interest, associated with the note, was $6.

On June 17, 2013, the Company issued a promissory note of $500 with Charles Todd (a related party).  The note is due and payable on October 2, 2014 and carries a 2% interest rate.  As of October 31, 2013, accrued interest, associated with the note, was $4.

On August 27, 2013, the Company issued a promissory note of $1,000 with Charles Todd (a related party).  The note is due and payable on October 2, 2014 and carries a 2% interest rate.  As of October 31, 2013, accrued interest, associated with the note, was $4.

On October 2, 2013, the Company issued a promissory note of $2,000 with Charles Todd (a related party).  The note is due and payable on December 2, 2013 and carries a 2% interest rate.  As of October 31, 2013, accrued interest, associated with the note, was $3.

On October 15, 2013, the Company issued a promissory note of $1,000 with Charles Todd (a related party).  The note is due and payable on October 2, 2014 and carries a 2% interest rate.  As of October 31, 2013, accrued interest, associated with the note, was $1.

On May 24, 2013, the Company issued a promissory note of $3,550 with Charles Todd (a related party).  The note is due and payable on November 24, 2013 and carries a 2% interest rate.  As of October 31, 2013, accrued interest, associated with the note, was $21.

On April 2, 2013, the Company issued a promissory note of $7,900 with Charles Todd (a related party).  The note is due and payable on October 2, 2014 and carries a 2% interest rate.  As of October 31, 2013, accrued interest, associated with the note, was $53.

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $224,778 as of October 31, 2013, that will be offset against future taxable income.  The available net operating loss carry forwards of approximately $224,778 will expire in various years through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

The components of these differences are as follows:

	10/31/13	Inception to 10/31/12
Net tax loss carry-forwards	$224,778	63,980
Statutory rate	34%	34%
Expected tax recovery	76,425	21,753
Change in valuation allowance	(76,425)	(21,753)
Income tax provision	$-	-

Components of deferred tax asset:
Non capital tax loss carry forwards	$76,425	21,753
Less: valuation allowance	(76,425)	(21,753)
Net deferred tax asset	$-	-

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Supplier Agreements

Sports Stix Inc. anticipates that the terms of our contractual arrangements with our vendors will be as follows:  Conduit Flavoring Company will be payment in full at pick-up of the dry power mix from their facility.  Hoss, Inc. will be payment 30 days after receipt of all packaging materials.  Assemblies Unlimited, Inc. will be payment in full upon completion of all co-packaging and the product is ready to be shipped.

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

Operating Lease

The Company has signed a lease commitment for the term of one year, beginning on October 1, 2012 through September 30, 2013 for office space payable monthly at a rate of $525.  As of October 31, 2013 and 2012, $7,105 and $525 were accrued as lease payable, respectively.

NOTE 8 – SUBSEQUENT EVENTS

There were no subsequent events through the date that the financial statements were issued.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being October 31, 2013.

Based on this evaluation, these officers concluded that, as of October 31, 2013, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.  The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, an issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; and

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer.

Under the supervision of our president, being our principal executive officer, and our chief financial officer, being our principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2013 using the criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at October 31, 2013.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of October 31, 2013, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, such as:

(1)	inadequate segregation of duties and effective risk assessment; and

(2)
insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both generally accepted accounting principles in the United States and guidelines of the Securities and Exchange Commission.

(3)
inadequate closing process to ensure all material misstatements are corrected in the financial statements.  This was evidenced by the fact that there were audit adjustments and restatements of the financial statements.

These control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements could not have been prevented or detected on a timely basis.  As a result of the material weaknesses described above, we concluded that we did not maintain effective internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control Integrated Framework issued by COSO. Our management is currently evaluating remediation plans for the above deficiencies.   During the period covered by this annual report on Form 10-K, we have not been able to remediate the weaknesses described above.   However, we plan to take steps to enhance and improve the design of our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers
The following table sets forth the names of the members of the Company’s Board of Directors, Executive Officers, and the position with the Company held by each.

Name	Position
Charles Todd	President, Director, CEO
Robert L. Cashman	Vice President, Secretary, Director, CFO, CAO

Each director is elected to hold office for a one-year period or until the next annual meeting of shareholders and until his/her successor has been qualified and elected following the one-year of service. The Officers serve at the discretion of the Company’s directors.  There are no understandings between any of the directors or officers of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

Management’s Biographies
The following is a brief account of business experience for each director and executive officer of the Company.

CHARLES TODD, PRESIDENT AND DIRECTOR, Age 47

Mr. Charles Todd, President of Sport Stix, Inc., has a diversified background with multi-million dollar responsibilities in the Health and Nutrition, Commercial Real Estate and Foundation Industries.  A brief summary of his work is as follows:

2004-Present – Sport Stix Inc., Responsible for the Development, Design and Formulations of Sports Nutrition Products.

2006-Present – Todd Worldwide Foundation, CEO, CFO and Philanthropist contributing financial support to non-profit organizations, orphanages, creating business opportunities for ministers and leaders, providing homes for the homeless and sports outreach to underprivileged kids.

1999-Present – Development Marketing Group, Inc. Principal responsible for financial management, operations, construction project management and inspections aiding in the consulting of multi-million dollar investment deals including overseeing engineering.  Mr. Todd’s expertise has been in environmental compliance dealing with the Environmental Protection Agency, Air Quality Control Agencies, hazardous materials handling and hazardous waste disposal.

1995-1998 DMG, LLC Mr. Todd involved DMG, LLC in Entertainment Venue Development.   Raised start-up capital for multiple projects and designed, developed and coordinated construction management of entertainment destinations. Successfully managed over 120 employees and posted revenues of over $900,000 per month.

1997-2001 ACTIVHEALTH INTERNATIONAL INC., Director   Responsible for spearheading first equity partnership with Duke University Medical Center.  Developed, formulated and managed manufacturing of all personal care products, e-commerce, T.Nav software delivery platform using Cold Fusion Server, Active Server Pages, and macromedia Flash.  Charles Todd is a current member of the Board of Directors.

1987-1994 GENERAL NUTRITION CENTERS (GNC) Corporate Regional Manager and Franchise Owner.  Region ranked #1 in sales for three years straight out of 2,500 stores.  Purchased franchise in 1992, opening second store in eight months.  Both stores operated in the black from the first month.  Mr. Todd was active in distributing both energy and sports drinks through these stores.

ROBERT L. CASHMAN-VICE PRESIDENT, SECRETARY, DIRECTOR, CHIEF FINANCIAL OFFICER, CHIEF ACCOUNTING OFFICER, Age 81

Mr. Robert L. Cashman has a diverse background and brings a wealth of experience to the Sport Stix Inc. organization.  A brief outline of his employment background is as follows:

1956-1960	Management Trainee/Field Representative, Aetna Casualty & Surety Company (first job out of college). Worked in various departments in the insurance company.

1960-1972	President/Owner, Security Plus Life Insurance Company. Organized Security Plus Life Insurance Company. The company wrote credit life and disability insurance on various types of loans.

1972-1982	ITT Corporation. Sold Security Plus Life Insurance Company to ITT and worked for ITT in their Acquisition Department involved in numerous acquisitions and public offerings.

1982-1992	President/Owner, Pacific Envelope Company. Manufacturer and printer of envelopes and publisher of weekly newspapers. Sold the company in 1992.

1992-2005	President, Owner, Charleston Group. Business consulting firm. Consulting on all types of business issues.

2005-Present
President, Hallmark Venture Group, Inc.  Business consulting and venture capital firm.  Since 2012, Mr. Cashman also serves as an officer and director of Service Team, Inc., a public company engaged in electronics warranty repairs.

Mr. Cashman has received some prestigious awards from the business community including membership in the Young Presidents Organization, and the INC Magazine Hall of Fame.

Mr. Cashman has also received numerous awards for his continued involvement in civic activities including a member of the Orange County Airport Commission (24 years), operators of the John Wayne Airport, serving on the Governing Board of the local and national YMCA (12 years), and a long term involvement with the Boy Scouts of America on both the local and national basis.  He currently serves on the City of Anaheim’s Work Force Development Board, the city agency that allocates federal funding for educational programs in the city. Mr. Cashman served as an aviation officer (pilot) in the Korean War, owns and flies his own airplane and serves on the boards of several aviation organizations.  He is a graduate of the University of California, Los Angeles (UCLA).

CORPORATE GOVERNANCE

Director Independence

At the present time, we have two directors who are both “insiders.”  Director, Charles Todd, also serves as President, CEO and Director, Robert L. Cashman, also serves as Vice President, Secretary, and Chief Financial Officer.  We are currently recruiting outside directors who have some knowledge of our business.  New directors are nominated by either of the present directors and voted on by the Board of Directors.  Each director is elected to hold office for a one year period or until the next Annual Meeting of Shareholders and until his/her successor has been qualified and elected following the one year of service.  We have not adopted a formal code of ethics as we only have two officers and directors and will adopt a code of ethics when we have appointed independent directors.  The Officers serve at the discretion of the Company’s directors.  There are no understandings between any of the directors or officers of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director.  Robert L. Cashman serves as a member of the Board and Secretary of the Board.

Charles Todd, the Company’s Chief Executive Officer, serves as a member of the Board and Chairman of the Board.

The Board of Directors has held three Special Directors’ Meetings since the inception of the Company.  All the Directors attended all of the meetings.  It is a policy of the Company that all Board Members attend all Board Meetings and the Annual Meeting.

Committees

At the present time, the Board of Directors serves as an Audit Committee, Nominating Committee and Compensation Committee.  None of these committees have had any meetings since the inception of the Company.  It is planned that as we add independent Board Members we will activate these committees.

NOMINATING COMMITTEE:  Director Charles Todd and Director Robert L. Cashman participate in consideration of director nominees.  At the present time Sport Stix Inc. is too small to warrant a Nominating Committee.

AUDIT COMMITTEE:  Due to only having two directors, we do not have a separate Audit Committee or a Financial Expert as defined in Rule S-K, Rule 407.  The Board of Directors serves as the Audit Committee.

COMPENSATION COMMITTEE:   The Board of Directors acts as the Compensation Committee. The directors feel Sport Stix Inc. is too small to have a Compensation Committee at this time.  As additional directors are appointed, a formal Compensation Committee will be established.

SHAREHOLDER COMMUNICATIONS:  Shareholders may send written communicated on the Company’s web site:  www.SportStixUSA.com

ITEM 11.  EXECUTIVE COMPENSATION.

Sport Stix Inc. has made no provisions for paying cash or non-cash compensation to its officers and directors.  No salaries are being paid at the present time to our officers and directors and none have been paid or owed from inception to date. At present we do not have a stock incentive plan in place.  We have not granted any options to our officers and directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of October 31, 2013 the beneficial ownership of common stock of the Company by the officers and directors, as a group, and owners of greater than 5% of the outstanding before this offering and after this offering, assuming the sale of all stock offered herein:

	Percent of Total
	Outstanding		If 100% Offering		If 50% Offering		If 25% Offering
	Before Offering		Sold		Sold		Sold
Present Ownership	Shares	Percent	Shares	Percent	Shares	Percent	Shares	Percent
Charles Todd *	5,000,000	57%	5,000,000	46%	5,000,000	51%	5,000,000	55%
Hallmark Venture Group **	1,000,000	11%	1,000,000	9%	1,000,000	10%	1,000,000	11%
U.S. Affiliated, Inc. ***	1,300,000	15%	1,300,000	12%	1,300,000	13%	1,300,000	14%
Officers & Directors as a Group	6,000,000	68%	6,000,000	56%	6,000,000	61%	6,000,000	67%
(2 persons)

* Includes 1,000,000 shares held by Todd Worldwide Ministries of which Charles Todd, President and director of the Company, is a beneficial owner.
** Robert L. Cashman, Chief Financial Officer and Secretary of the Company, is a beneficial owner of Hallmark Venture Group, Inc.
*** U. S. Affiliated is controlled by Karen Jean Fowler and is providing public relations consulting services to the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons, Promoters and Certain Control Persons

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

Convertible Notes Payable

On August 23, 2012, the Company issued an $8,250 convertible note with Hallmark Venture Group, Inc. (a related party).  The note is due and payable on September 30, 2014 and carries a 6% interest rate.  The note is convertible at the option of the holder into our common stock at a fixed conversion price of $0.25.  As of October 31, 2013 and October 31, 2012, accrued interest, associated with the note, was $651 and $156, respectively.

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

Notes Payable

On March 25, 2013, the Company issued a promissory note of $1,100 with Charles Todd (a related party).  The note is due and payable on October 2, 2014 and carries a 2% interest rate.  As of October 31, 2013, accrued interest, associated with the note, was $13.

On May 2, 2013, the Company issued a promissory note of $3,500 with Charles Todd (a related party).  The note is due and payable on October 2, 2014 and carries a 2% interest rate.  As of October 31, 2013, accrued interest, associated with the note, was $35.

On May 29, 2013, the Company issued a promissory note of $3,100 with Charles Todd (a related party).  The note is due and payable on October 2, 2014 and carries a 2% interest rate.  As of October 31, 2013, accrued interest, associated with the note, was $26.

On June 5, 2013, the Company issued a promissory note of $800 with Charles Todd (a related party).  The note is due and payable on October 2, 2014 and carries a 2% interest rate.  As of October 31, 2013, accrued interest, associated with the note, was $6.

On June 17, 2013, the Company issued a promissory note of $500 with Charles Todd (a related party).  The note is due and payable on October 2, 2014 and carries a 2% interest rate.  As of October 31, 2013, accrued interest, associated with the note, was $4.

On August 27, 2013, the Company issued a promissory note of $1,000 with Charles Todd (a related party).  The note is due and payable on October 2, 2014 and carries a 2% interest rate.  As of October 31, 2013, accrued interest, associated with the note, was $4.

On October 2, 2013, the Company issued a promissory note of $2,000 with Charles Todd (a related party).  The note is due and payable on December 2, 2013 and carries a 2% interest rate.  As of October 31, 2013, accrued interest, associated with the note, was $3.

On October 15, 2013, the Company issued a promissory note of $1,000 with Charles Todd (a related party).  The note is due and payable on October 2, 2014 and carries a 2% interest rate.  As of October 31, 2013, accrued interest, associated with the note, was $1.

On May 24, 2013, the Company issued a promissory note of $3,550 with Charles Todd (a related party).  The note is due and payable on November 24, 2013 and carries a 2% interest rate.  As of October 31, 2013, accrued interest, associated with the note, was $21.

On April 2, 2013, the Company issued a promissory note of $7,900 with Charles Todd (a related party).  The note is due and payable on October 2, 2014 and carries a 2% interest rate.  As of October 31, 2013, accrued interest, associated with the note, was $53.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees.  The aggregate fees billed by M&K CPAS, PLLC for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K and the reviews of the financial statements included in our quarterly reports on Form 10-Q totaled $9,500 for the fiscal year ended October 31, 2013, and $5,000 for the period from June 26, 2012 through October 31, 2012.

Audit-Related Fees. The aggregate fees billed by our independent accounting firm related to assurance and related services totaled $0 for the fiscal year ended October 31, 2013, and $0 for the fiscal year ended October 31, 2012.

Tax Fees. The aggregate fees billed by our independent accounting firm for professional services rendered for tax compliance, tax advice and tax planning totaled $0 for the fiscal years ended October 31, 2013 and 2012.

All Other Fees. The aggregate of all other fees for services provided by our independent accounting firm were $0 for the fiscal year ended October 31, 2013 and $0 for the fiscal year ended October 31, 2012.

PART IV

ITEM 15.  EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

1.  Consolidated Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of October 31, 2013 and October 31, 2012	F-3

Statements of Operations for the fiscal year ended October 31, 2013, and the periods from June 26, 2012 (Inception) to October 31, 2013 and October 31, 2012	F-4

Statements of Shareholders’ Deficit from June 26, 2012 (Inception) to October 31, 2013	F-5

Statements of Cash Flows for the fiscal year ended October 31, 2013, and the periods from June 26, 2012 (Inception) to October 31, 2013 and October 31, 2012	F-6

Notes to the Financial Statements	F-7

2.  Financial Statement Schedules

None.

3. Exhibits

Item 16.  Exhibits

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Lease Agreement (1)

10.2	Hallmark Ventures Group Inc. Agreement

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets as of October 31, 2013 and October 31, 2012,  (ii) the Statements of Operations for the fiscal year ended October 31, 2013, and the periods from June 26, 2012 (Inception) to October 31, 2013 and October 31, 2012, (iii) the Statements of Shareholders’ Deficit from June 26, 2012 (Inception) to October 31, 2013, (iv)  Statements of Cash Flows for the fiscal year ended October 31, 2013, and the periods from June 26, 2012 (Inception) to October 31, 2013 and October 31, 2012 (v) the Notes to the  Financial Statements. *

(1) Incorporated by reference on Form S-1 filed on January 31, 2013

* Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized in the city of Irvine, state of California on January 29, 2014.

SPORT STIX INC.

By:	/s/ Charles Todd
Charles Todd, President, Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

By:	/s/ Charles Todd	Dated:	January 29, 2014
Charles Todd, President, Chief Executive Officer

By:	/s/ Robert L. Cashman	Dated:	January 29, 2014
Robert L. Cashman, Secretary, Chief Financial Officer and Principal Accounting Officer