Form 10-Q
period 2014-01-31
Sport Stix Inc.
filed 2014-03-20
CIK 1561196

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,981,000 common shares and no preferred stock as of March 17, 2014.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

TABLE OF CONTENTS

Page
Financial Statements

Balance Sheets as of January 31, 2014 (unaudited) and October 31, 2013	2
Statements of Operations for the three month periods ended January 31, 2014 and 2013, and the period from June 26, 2012 (Inception) to January 31, 2014 (unaudited)	3
Statement of Shareholders Deficit from June 26, 2012 (Inception) to January 31, 2014 (unaudited)	4
Statements of Cash Flows for the three month periods ended January 31, 2014 and 2013, and the period from June 26, 2012 (Inception) to January 31, 2014 (unaudited)	5
Notes to Financial Statements	6-16

SPORT STIX INC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF JANUARY 31, 2014 AND OCTOBER 31, 2013

	1/31/14 (unaudited)	10/31/13
ASSETS
Cash	$124	$584
Employee Advances	311	311
Total Current Assets	435	895

TOTAL ASSETS	$435	$895

LIABILITIES & SHAREHOLDERS' (DEFICIT)
Accounts Payable	$10,049	$7,028
Convertible Notes Payable	15,000	16,000
Convertible Notes Payable – Related Party	8,250	8,250
Notes Payable – Related Party	45,550	24,450
Accrued Interest	2,172	1,409
Accrued Expenses	8,680	7,105
TOTAL LIABILITIES	89,701	64,242

Common stock, $0.001 par value, 74,000,000 authorized, and 8,981,000 and 8,799,000 issued and outstanding as of January 31, 2014 and October 31, 2013, respectively.	8,981	8,799
Additional paid in capital	2,236,520	2,190,702
(Deficit) accumulated during development stage	(2,334,767)	(2,262,848)
TOTAL SHAREHOLDERS' (DEFICIT)	(89,266)	(63,347)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$435	$895

The accompanying notes are an integral part of these financial statements.

SPORT STIX INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDING JANUARY 31, 2014 (UNAUDITED) AND JANUARY 31, 2013 (UNAUDITED) AND FOR THE PERIOD FROM JUNE 26, 2012 (INCEPTION) TO JANUARY 31, 2014 (UNAUDITED)

	3 Mos. End	3 Mos. End	Inception to
	1/31/14	1/31/13	1/31/14
	(unaudited)	(unaudited)	(unaudited)
OPERATING EXPENSES
General & administrative expenses	$(71,156)	$(278,593)	$(2,332,424)
Total Operating Expenses	(71,156)	(278,593)	(2,332,424)

LOSS FROM OPERATIONS	(71,156)	(278,593)	(2,332,424)

OTHER INCOME (EXPENSE)
Interest income (expense)	(763)	(109)	(2,343)
Total Other Income (Expense)	(763)	(109)	(2,343)

NET INCOME (LOSS)	$(71,919)	$(278,702)	$(2,334,767)

Weighted average number of common shares outstanding - basic and fully diluted	8,830,652	7,828,967

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.04)

The accompanying notes are an integral part of these financial statements.

SPORT STIX INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF SHAREHOLDERS’ DEFICIT
JUNE 26, 2012 (INCEPTION) TO JANUARY 31, 2014 (UNAUDITED)

	Common Stock		Additional Paid	Deficit Accumulated During Development
	Shares	Shares	In Capital	Stage	Total
June 26, 2012 (Inception)	-	$-	$-	$-	$-
Stock issued for cash	7,631,000	7,631	45,069	-	52,700
Stock based compensation	-	-	1,855,050	-	1,855,050
Net loss	-	-	-	(1,919,030)	(1,919,030)
Balance, October 31, 2012	7,631,000	$7,631	$1,900,119	$(1,919,030)	$(11,280)

Stock issued for cash	1,168,000	1,168	43,583	-	44,751
Stock based compensation	-	-	247,000	-	247,000
Net loss	-	-	-	(343,818)	(343,818)
Balance, October 31, 2013	8,799,000	$8,799	$2,190,702	$(2,262,848)	$(63,347)

Stock issued for services	180,000	180	44,820	-	45,000
Stock issued for debt conversion	2,000	2	998	-	1,000
Net loss	-	-	-	(71,919)	(71,919)
Balance, January 31, 2014	8,981,000	$8,981	$2,236,520	$(2,334,767)	$(89,266)

The accompanying notes are an integral part of these financial statements.

SPORT STIX INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED JANUARY 31, 2014 (UNAUDITED) AND
JANUARY 31, 2013 (UNAUDITED) AND FOR THE PERIOD FROM JUNE 26, 2012 (INCEPTION) TO JANUARY 31, 2014 (UNAUDITED)

	3 Mos. End	3 Mos. End	Inception to
	1/31/14	1/31/13	1/31/14
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(71,919)	$(278,702)	$(2,334,767)

Adjustments to reconcile net loss with cash used in operations:
Stock based compensation expense	45,000	247,000	2,147,050

CHANGE IN OPERATING ASSETS AND LIABILITIES

Accrued expenses	1,575	(9,753)	8,680
Related party payable	-	(525)	-
Accrued interest	763	109	2,172
Employee advances	-	-	(311)
Accounts payable	3,021	(285)	10,049
Net Cash (Used in) Operating Activities	(21,560)	(42,156)	(167,127)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	-	34,750	97,451
Borrowings from related parties	21,100	-	54,575
Borrowings from third parties	-	-	16,000
Repayments to related parties	-	(775)	(775)
Net Cash Provided From Financing Activities	21,100	33,975	167,251

Net Increase (decrease) In Cash and Cash Equivalents	(460)	(8,181)	124

Cash at Beginning of Period	584	13,455	-

Cash at End of Period	$124	$5,274	$124

Supplemental Disclosures
Interest Paid	$-	$-	$-
Taxes Paid	$-	$-	$-

Non-cash Transactions:
Conversion of Debt to Equity	$1,000	$-	$1,000

The accompanying notes are an integral part of these financial statements.

SPORT STIX INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2014
(UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Background

Sport Stix Inc. (the Company) was incorporated pursuant to the laws of the State of Nevada on June 26, 2012.  The Company intends to commence business operations by manufacturing and distributing a sports beverage.  The Company is a development stage company that has limited operating history and has earned no revenues.   As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operation and cash flows from inception to the current balance sheet date.   An entity remains in the development stage until such a time as among other factors revenues have been realized.  To date the development stage of the Company’s operations consists of developing the business model, marketing concepts and beginning sales efforts.

The Company has established a fiscal year end of October 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP).

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

Development Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by the FASB. The FASB requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as June 26, 2012. Since inception, the Company has incurred losses of $2,334,767. The Company’s working capital has been primarily generated through the sales of common stock. Management has provided financial data since June 26, 2012, (Inception), in the financial statements.  An entity remains in the development stage until such a time as, among other factors, significant revenues have been realized.  To date, the development stage of the Company’s operations consist of developing the business model, marketing concepts and beginning sales efforts.

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

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has maintained a negative equity balance since inception (June 26, 2012) through January 31, 2014 of $89,266.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan. There can be no assurance that the Company will be successful in order to continue as a going concern. The Company is funding its initial operations by issuing common shares and debt. As of January 31, 2014, the Company had sold 5,000,000 shares at $0.001 per share to Charles Todd for $5,000 and 1,000,000 shares at $0.001 per share to Hallmark Venture Group Inc. for net funds to the Company of $1,000. The Company has also sold 2,799,000 shares to various individuals and received net funds of $91,451 and services of $2,102,050. We cannot be certain that capital will be available when it is required.

Cash and Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. There were no cash equivalents at January 31, 2014 or October 31, 2013.

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

The following table presents assets that were measured and recognized at fair value as of January 31, 2014 on a recurring basis:

				Total
				Realized
Description	Level 1	Level 2	Level 3	Loss
Convertible Notes Payable	$-	$-	$15,000	$-
Convertible Notes Payable – Related Party	$-	$-	$8,250	$-
Totals	$-	$-	$23,250	$-

The following table presents assets that were measured and recognized at fair value as of October 31, 2013 on a recurring basis:

				Total
				Realized
Description	Level 1	Level 2	Level 3	Loss
Convertible Notes Payable	$-	$-	$16,000	$-
Convertible Notes Payable – Related Party	$-	$-	$8,250	$-
Totals	$-	$-	$24,250	$-

Income Taxes

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, the Company has recorded a full valuation allowance against its deferred tax assets at January 31, 2014 and October 31, 2013, respectively, where it cannot conclude that it is more likely than not that those assets will be realized.

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

Lease Commitments

The Company has signed a lease commitment with an employee for the term of one year, beginning on October 1, 2012 through September 30, 2013 for office space payable monthly at a rate of $525; as of October 1, 2012, the lease was terminated by mutual agreement between the parties and continues on a month-to-month basis. The amount of rent payable on the lease was $8,680 as of January 31, 2014.

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

Net Loss Per Share

The Company adopted the standard issued by the FASB, which requires presentation of basic earnings or loss per share and diluted earnings or loss per share. Basic income (loss) per share (Basic EPS) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (Diluted EPS) are similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised.  As of January 31, 2014 and October 31, 2013, because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists. The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carry-forwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

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

On January 29, 2013, the Company issued 1,000,000 shares of common stock in the company to U.S. Affiliated Inc for $3,000 cash and services to be performed over the next 12 months.  U.S. Affiliated Inc. agreed to perform significant services for Sport Stix Inc.  These included investor relations services and broker relations services, graphic design for marketing and product packaging, printing, development of a marketing and advertising program, and working with management to obtain shelf space in retail stores for Sport Stix Inc.   U.S. Affiliated, Inc. has agreed to commit a minimum of 1,000 staff hours to the development of Sport Stix Inc. The Agreement calls for the marketing and graphic arts projects to be completed as soon as possible.  The stock issued to U.S. Affiliated, Inc. for these services is earned at the time it is issued and there is no provision for a refund to Sport Stix Inc. if the work is not completed or is unsatisfactory.  As a result of the $0.247 of additional value, when compared to $0.25 of other third party sales to investors, $247,000 of additional stock based compensation expense was recognized to this unrelated party investor. U.S. Affiliated, Inc. was charged more for their stock because it was purchased seven months after the other stock based compensations agreements and Service Stix Inc. was further along in development.

During the six months ended April 30, 2013, the Company issued 127,000 shares of common stock in the Company to various non-related parties and accredited investors, in exchange for $41,750 cash.   Since April 30, 2013, the Company has not issued any additional stock.

During the three months ended January 31, 2014, the Company issued 180,000 shares for services rendered to the Company by three unrelated consultants.  The shares were valued at $45,000 based on the closing market price on the respective service agreement’s dates.

On January 15, 2014, an unrelated debt holder elected to convert their $1,000 convertible note into 2,000 common shares of the Company.  As the debt conversion was within the terms of the agreement, no gain or loss was recognized as a result of this transaction.

From June 26, 2012, through January 31, 2014, no preferred shares have been issued.

From June 26, 2012 through January 31, 2014, the Company has not granted any stock options.

NOTE 4 – CONVERTIBLE & PROMISSORY NOTES

Convertible Notes Payable – Third Party

On March 20, 2013, the Company entered into a $1,000 convertible note with Sharon Honea.  The note pays 2% interest and is due on August 20, 2014.  The note is convertible to Sport Stix Inc.’s common stock at the rate of $0.50 per share.  As of January 31, 2014 and October 31, 2013, accrued interest, associated with the note, was $17 and $12, respectively.

The Company evaluated this related party convertible note for a beneficial conversion feature noting that the conversion price of $0.50 was higher than the sales of stock for cash of $0.25 per share during the period from Inception to January 31, 2014 when the common shares were being sold to private purchasers consistently at this price; therefore, no beneficial conversion feature was created during issuance of this note. On January 15, 2014, this note was converted into 2,000 shares in accordance with the agreement; therefore, no gain or loss was recognized as a result of this transaction.

On July 5, 2013, the Company entered into a $15,000 convertible note with Gary Landry.  The note pays 12% interest and is due on October 2, 2014.  The note is convertible to Sport Stix Inc.’s common stock at the rate of $0.50 per share. As of January 31, 2014 and October 31, 2013, accrued interest, associated with the note, was $1,028 and $578, respectively.

The Company evaluated this related party convertible note for a beneficial conversion feature noting that the conversion price of $0.50 was higher than the sales of stock for cash of $0.25 per share during the period from Inception to January 31, 2014 when the common shares were being sold to private purchasers consistently at this price; therefore, no beneficial conversion feature was created during issuance of this note.

Convertible Notes Payable – Related Party

On August 23, 2012, the Company issued an $8,250 convertible note with Hallmark Venture Group, Inc. (a related party).  The note is due and payable on September 30, 2014 and carries a 6% interest rate.  The note is convertible at the option of the holder into our common stock at a fixed conversion price of $0.25.  As of January 31, 2014 and October 31, 2013, accrued interest, associated with the note, was $775 and $651, respectively.

The Company evaluated this related party convertible note for a beneficial conversion feature noting that the conversion price of $0.25 was exactly the same as the sales of stock for cash of $0.25 per share during the period from Inception to January 31, 2014 when the common shares were being sold to private purchasers consistently at this price; therefore, no beneficial conversion feature was created during issuance of this note.

Promissory Notes Payable – Related Party

On March 25, 2013, the Company issued a $1,100 note with DMG, Inc (a related party).  The note is due and payable on October 2, 2014 and carries a 2% interest rate. As of January 31, 2014 and October 31, 2013, accrued interest, associated with the note, was $19 and $13, respectively.

On April 2, 2013, the Company issued a $1,900 note with Charles Todd (a related party).  During the remainder of fiscal year 2013, an additional $6,000 was borrowed under this note; totaling $7,900 in borrowings. The note is due and payable on October 2, 2014 and carries a 2% interest rate.  As of January 31, 2014 and October 31, 2013, accrued interest, associated with the note, was $93 and $53, respectively.

On May 2, 2013, the Company issued a $3,500 note with DMG, Inc (a related party).  The note is due and payable on October 2, 2014 and carries a 2% interest rate. As of January 31, 2014 and October 31, 2013, accrued interest, associated with the note, was $53 and $35, respectively.

On May 24, 2013, the Company entered into an $4,550 note with Todd Worldwide Ministries, Inc (a related party). The note is due and payable on May 1, 2014, and carries a 2% interest rate. As of January 31, 2014 and October 31, 2013, accrued interest, associated with the note, was $44 and $21, respectively.

On May 29, 2013, the Company issued a $3,100 note with DMG, Inc (a related party).  The note is due and payable on October 2, 2014 and carries a 2% interest rate. As of January 31, 2014 and October 31, 2013, accrued interest, associated with the note, was $42 and $26 respectively.

On June 5, 2013, the Company issued an $800 note with DMG, Inc (a related party).  The note is due and payable on October 2, 2014 and carries a 2% interest rate. As of January 31, 2014 and October 31, 2013, accrued interest, associated with the note, was $10 and $6, respectively.

On June 17, 2013, the Company issued a $500 note with DMG, Inc (a related party).  The note is due and payable on October 2, 2014 and carries a 2% interest rate. As of January 31, 2014 and October 31, 2013, accrued interest, associated with the note, was $7 and $4, respectively.

On August 27, 2013, the Company issued a $1,000 note with DMG, Inc (a related party).  The note is due and payable on October 2, 2014 and carries a 2% interest rate. As of January 31, 2014 and October 31, 2013, accrued interest, associated with the note, was $9 and $4, respectively.

On October 2, 2013, the Company issued a $2,000 note with DMG, Inc (a related party).  The note is due and payable on May 1, 2014 and carries a 2% interest rate. As of January 31, 2014 and October 31, 2013, accrued interest, associated with the note, was $13 and $3, respectively.

On October 15, 2013, the Company issued a $1,000 note with DMG, Inc (a related party).  The note is due and payable on May 1, 2014 and carries a 2% interest rate. As of January 31, 2014 and October 31, 2013, accrued interest, associated with the note, was $6 and $1, respectively.

On November 8, 2013, the Company issued a $5,000 note with DMG, Inc (a related party).  The note is due and payable on May 1, 2014 and carries a 2% interest rate. As of January 31, 2014 and October 31, 2013, accrued interest, associated with the note, was $23 and $0, respectively.

On December 8, 2013, the Company issued an $8,100 note with DMG, Inc (a related party).  The note is due and payable on May 1, 2014 and carries a 2% interest rate. As of January 31, 2014 and October 31, 2013, accrued interest, associated with the note, was $24 and $0, respectively.

On January 5, 2014, the Company issued a $7,000 note with DMG, Inc (a related party).  The note is due and payable on May 1, 2014 and carries a 2% interest rate. As of January 31, 2014 and October 31, 2013, accrued interest, associated with the note, was $10 and $0, respectively.

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

Notes Payable

On March 25, 2013, the Company issued a $1,100 note with DMG, Inc (a related party).  The note is due and payable on October 2, 2014 and carries a 2% interest rate. As of January 31, 2014 and October 31, 2013, accrued interest, associated with the note, was $19 and $13, respectively.

On April 2, 2013, the Company issued a $1,900 note with Charles Todd (a related party).  During the remainder of fiscal year 2013, an additional $6,000 was borrowed under this note; totaling $7,900 in borrowings. The note is due and payable on October 2, 2014 and carries a 2% interest rate.  As of January 31, 2014 and October 31, 2013, accrued interest, associated with the note, was $93 and $53, respectively.

On May 2, 2013, the Company issued a $3,500 note with DMG, Inc (a related party).  The note is due and payable on October 2, 2014 and carries a 2% interest rate. As of January 31, 2014 and October 31, 2013, accrued interest, associated with the note, was $53 and $35, respectively.

On May 24, 2013, the Company entered into an $4,550 note with Todd Worldwide Ministries, Inc (a related party). The note is due and payable on May 1, 2014, and carries a 2% interest rate. As of January 31, 2014 and October 31, 2013, accrued interest, associated with the note, was $44 and $21, respectively.

On May 29, 2013, the Company issued a $3,100 note with DMG, Inc (a related party).  The note is due and payable on October 2, 2014 and carries a 2% interest rate. As of January 31, 2014 and October 31, 2013, accrued interest, associated with the note, was $42 and $26 respectively.

On June 5, 2013, the Company issued an $800 note with DMG, Inc (a related party).  The note is due and payable on October 2, 2014 and carries a 2% interest rate. As of January 31, 2014 and October 31, 2013, accrued interest, associated with the note, was $10 and $6, respectively.

On June 17, 2013, the Company issued a $500 note with DMG, Inc (a related party).  The note is due and payable on October 2, 2014 and carries a 2% interest rate. As of January 31, 2014 and October 31, 2013, accrued interest, associated with the note, was $7 and $4, respectively.

On August 27, 2013, the Company issued a $1,000 note with DMG, Inc (a related party).  The note is due and payable on October 2, 2014 and carries a 2% interest rate. As of January 31, 2014 and October 31, 2013, accrued interest, associated with the note, was $9 and $4, respectively.

On October 2, 2013, the Company issued a $2,000 note with DMG, Inc (a related party).  The note is due and payable on May 1, 2014 and carries a 2% interest rate. As of January 31, 2014 and October 31, 2013, accrued interest, associated with the note, was $13 and $3, respectively.

On October 15, 2013, the Company issued a $1,000 note with DMG, Inc (a related party).  The note is due and payable on May 1, 2014 and carries a 2% interest rate. As of January 31, 2014 and October 31, 2013, accrued interest, associated with the note, was $6 and $1, respectively.

On November 8, 2013, the Company issued a $5,000 note with DMG, Inc (a related party).  The note is due and payable on May 1, 2014 and carries a 2% interest rate. As of January 31, 2014 and October 31, 2013, accrued interest, associated with the note, was $23 and $0, respectively.

On December 8, 2013, the Company issued an $8,100 note with DMG, Inc (a related party).  The note is due and payable on May 1, 2014 and carries a 2% interest rate. As of January 31, 2014 and October 31, 2013, accrued interest, associated with the note, was $24 and $0, respectively.

On January 5, 2014, the Company issued a $7,000 note with DMG, Inc (a related party).  The note is due and payable on May 1, 2014 and carries a 2% interest rate. As of January 31, 2014 and October 31, 2013, accrued interest, associated with the note, was $10 and $0, respectively.

Lease Agreement

The Company has signed a lease commitment with an employee for the term of one year, beginning on October 1, 2012 through September 30, 2013 for office space payable monthly at a rate of $525; as of October 1, 2012, the lease was terminated by mutual agreement between the parties and continues on a month-to-month basis. The amount of rent payable on the lease was $8,680 as of January 31, 2014.

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $251,696 as of January 31, 2014, that will be offset against future taxable income.  The available net operating loss carry forwards of approximately $251,696 will expire in various years through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

The components of these differences are as follows:

	Inception to 1/31/14	Inception to 10/31/13
Net tax loss carry-forwards	$251,696	$224,778
Statutory rate	34%	34%
Expected tax recovery	85,557	76,425
Change in valuation allowance	(85,557)	(76,425)
Income tax provision	$-	$-

Components of deferred tax asset:
Non capital tax loss carry forwards	$85,557	$76,425
Less: valuation allowance	(85,557)	(76,425)
Net deferred tax asset	$-	$-

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

Operating Lease

The Company has signed a lease commitment with an employee for the term of one year, beginning on October 1, 2012 through September 30, 2013 for office space payable monthly at a rate of $525; as of October 1, 2012, the lease was terminated by mutual agreement between the parties and continues on a month-to-month basis. The amount of rent payable on the lease was $8,680 as of January 31, 2014.

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

Capital Resources and Financial Condition

Sport Stix Inc has filed a registration statement form S-1 with the Securities and Exchange Commission to sell two million shares of its common stock for $0.50 per share for a total of one million dollars.  The registration became effective on August 15, 2013.  The company is in discussions with a licensed broker dealer to sell the stock. If the company is successful in making an agreement with a broker dealer to sell the stock the company will file a post- effective amendment to the registration statement disclosing the agreement. If the company is not successful in reaching an agreement with a broker dealer the company management will sell the stock to raise the necessary funds.  As of January 31, 2014, we had assets of $435 including current assets of $435.  We have third party and related party notes of $68,800, accounts payable of $10,049, and accrued expenses of $10,852.  To date we have issued 8,981,000 shares of our common stock for a total of $97,451 in cash received and 2,147,050 in stock based compensation expensed.  According to our written agreement, Hallmark Venture Group, Inc. is prepared to advance us additional funds as needed. Hallmark Venture Group, Inc. is a major shareholder and affiliate of Sport Stix Inc.  There is no firm payback date. We believe our ability to achieve commercial success and continued growth will be dependent upon our continued access to capital either through additional sale of our equity or cash generated from operations.  We will seek to obtain additional working capital through the sale of our securities. We will attempt to obtain additional capital through bank lines of credit; however, we have no agreements or understandings with third parties at this time.   During the organization of the Company, the Company entered into agreements to sell stock to key personnel in exchange for their services in developing the Company.   Fair market value was based on the cost of acquiring the services in the free market.

The Company issued 4,000,000 shares of common stock in the Company to Charles Todd, the Company’s President (a related party), in exchange for $4,000 cash.  The stock is issued in payment to Charles Todd for his services as President of the Company.  He will be involved in decision making and strategy at all levels and manages the day-to-day operations of the Company, including the management of employees, consultants and vendors.  Mr. Todd is also responsible for development of future products for the Company.  Mr. Todd serves without additional compensation until the Company becomes profitable.  The stock that is issued to Charles Todd for these services is earned at the time it is issued and there is no provision for a refund to Sport Stix Inc. if the work is not completed or is unsatisfactory.

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

Stock Based Compensation: Sport Stix Inc. has been successful in purchasing services for stock.

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

During the three months ended January 31, 2014, the company issued 180,000 shares for services rendered to the Company by three unrelated consultants.  The shares were valued at $45,000 based on the closing market price on the respective service agreement’s dates.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our principal executive officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations of Internal Controls

Our Principal Executive Officer does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, other than those stated above, during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended April 30, 2013, 1,167,000 shares of common stock were sold for proceeds totaling $44,750. The company relied on the 4(2) exemption from registration. No additional securities have been sold during the period from May 1, 2013 through January 31, 2014.

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

Sport Stix Inc.

Date March 20, 2014	By:	/s/ Charles Todd
Charles Todd
Chief Executive Officer and President Principal Executive Officer

Date March 20, 2014	By:	/s/ Robert L. Cashman
Robert L. Cashman
Chief Financial Officer Principal Financial and Accounting Officer